Form 10-K
period 1993-12-31
GTE CORP
filed 1994-03-15
CIK 40858

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
- ---                                    OF 1934
                  For the fiscal year ended December 31, 1993
                                       or
    --- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the transition period from ------ to ------

                         Commission File Number 1-2755

                            ------------------------

                                GTE CORPORATION
             (Exact name of Registrant as specified in its Charter)

          New York                                                            13-1678633
(State or other jurisdiction of                                   (I.R.S. Employer Identification No.)
 incorporation or organization)

      One Stamford Forum
     Stamford, Connecticut                   06904                         Area Code 203 965-2000
(Address of principal executive offices)   (Zip Code)                        (Telephone Number)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                        Name of each domestic exchange
         Title of each class                                 on which registered
         --------------------                           -------------------------------
Common Stock, par value $.05 per share                  New York Stock Exchange, Inc.
                                                        Chicago Stock Exchange, Incorporated
                                                        The Pacific Stock Exchange Incorporated
Preferred Stock Purchase Rights                         New York Stock Exchange, Inc.
                                                        Chicago Stock Exchange, Incorporated
                                                        The Pacific Stock Exchange Incorporated
$2.00 Convertible No Par Preferred Stock                New York Stock Exchange, Inc.
$2.475 No Par Cumulative Preferred Stock                New York Stock Exchange, Inc.
5.00% Cumulative Convertible Preferred Stock,
  par value $50 per share                               New York Stock Exchange, Inc.

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                 4.00% Cumulative Convertible Preferred Stock
                 4.36% Cumulative Convertible Preferred Stock
                 4.75% Cumulative Convertible Preferred Stock
                 5.05% Cumulative Convertible Preferred Stock
                 5.28% Cumulative Convertible Preferred Stock
                 5.35% Cumulative Convertible Preferred Stock
                 5.50% Cumulative Convertible Preferred Stock
                 4.40% Cumulative Preferred Stock
                 7.75% Cumulative Preferred Stock
                 7.85% Cumulative Preferred Stock

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ----    ---.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----
The aggregate market value of GTE's voting stock held by non-affiliates at January 31, 1994 amounted to $33,110,436,301.

GTE had 953,465,876 shares of $.05 par value common stock outstanding at January 31, 1994.

Document Incorporated by Reference:

GTE's Proxy Statement for Annual Meeting of Shareholders to be held on April 20, 1994 (Incorporated in Part III).

                                     PART I

Item 1. Business.

                           BUSINESS OF GTE COMPANIES

        GTE Corporation ("GTE") has two major business segments: telephone operations and telecommunications products and services. GTE also has subsidiaries engaged in financing, insurance, leasing and other activities offering financial and related services primarily to GTE operating companies. One of these subsidiaries, GTE Service Corporation, furnishes at cost, advisory and consulting services related to administration, operations, accounting methods and procedures, insurance, personnel, financing, Federal and state taxes and other matters. GTE and its subsidiaries had approximately 117,000 employees, at December 31, 1993.


                              TELEPHONE OPERATIONS

        Telephone Operations in the United States

        GTE's telephone operating subsidiaries in the United States served approximately 17.1 million access lines in 33 states as of December 31, 1993 and provided many types of communications services, ranging from local telephone service for the home and office to highly complex voice and data services for various industries. Subsidiaries accounting for the largest portion of total domestic telephone revenues include GTE California, 21%; GTE North, 19%; GTE Southwest, 9%; and GTE Florida, 9%. The largest cities served include Long Beach, Santa Monica and Los Angeles, California; Tampa and St. Petersburg, Florida; Honolulu, Hawaii; Lexington, Kentucky; Fort Wayne, Indiana; and Erie, Pennsylvania.

        In December 1992, GTE announced a plan to sell or trade a small percentage of local-exchange telephone properties (representing less than five percent of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. As part of this program, during 1993, GTE sold local-exchange properties serving approximately 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash. Also during 1993, GTE entered into definitive agreements for the sale of additional local-exchange telephone properties serving approximately 400,000 access lines in nine states. The transfers of ownership are expected to occur on a state-by-state basis throughout 1994, and are subject to various government and regulatory approvals.

        Local network service revenues are comprised mainly of fees charged to customers for providing local-exchange service within the designated franchise area. GTE telephone subsidiaries also provide toll service within designated geographic areas called Local Access and Transport Areas ("LATAs") under agreements with connecting local-exchange carriers ("LECs") in conformity with individual state regulatory orders. GTE and other LECs compensate each other pursuant to access charge tariffs that are subject to review by state regulatory commissions.

        Interstate and intrastate revenues are generated by providing access services to interexchange carriers. The interstate service revenues are based on switched, common-line, and special access tariffs approved by the Federal Communications Commission ("FCC"). The FCC tariffs include end-user access charges on residential and business customers. State access is based on similar rate structures that are subject to approval by state regulatory commissions.

        In most cases the telephone subsidiaries have legal rights to operate in the areas served subject to conditions, restrictions and limitations of various kinds. In some cases, subsidiaries operate at sufferance or under rights which are open to question, and in some cases municipalities have the right to acquire the telephone system within the municipal limits on certain terms and conditions. The advances in technology and the extent of alternative provision of service are beginning to erode certain of the benefits derived from these franchise rights.

        Rates and Regulation - U.S.

        The telephone operating subsidiaries in the United States are subject to regulation by the various state regulatory agencies for the majority of their operations. These subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate communications, accounting and related matters.

        Rates in effect for various services differ among the telephone subsidiaries and among the exchanges within their respective territories, depending upon type of service, size of community and other factors.

        Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into GTE markets. In total, approximately 50 percent of Telephone Operations' U.S. regulated revenues are under some form of alternative regulation.

        As of December 31, 1993, almost one-third of GTE's access lines were in four states which have adopted incentive regulation plans for intrastate service, including California, the state containing GTE's largest operation. In general, these plans allow the company to retain all earnings at or below a base rate of return on investment. Earnings above that rate of return, but below a certain specified level, are shared with the customer in varying amounts. Earnings above that specified level must be returned in full to customers.

        During 1993, the California Public Utilities Commission ("CPUC") approved a settlement agreement allowing GTE California to retain 100% of any earnings up to a 15.5% rate of return on investment and refund 100% of any earnings above 15.5% beginning in 1994. Under its prior agreement, GTE was required to share 50% of any earnings over a 13% rate of return and 100% of any earnings over 16.5%. As part of this agreement and its normal annual price cap filing, GTE California will reduce its rates by about $100 million in 1994. Additionally, as further discussed under "Telephone Competition", the CPUC is expected to issue a final decision in 1994 generally authorizing intralata toll competition and ordering significant rate restructuring in California. Although intended to be revenue neutral, the ultimate effect on revenue will depend, in part, on the extent to which toll and access rate reductions result in increased calling volumes.


        For the provision of interstate services, GTE operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

        Under its price cap regulatory plan, the FCC also adopted a productivity sharing feature. Under this feature, GTE's telephone subsidiaries must share equally with its ratepayers any realized interstate return on investment above 12.25% up to 16.25%. All returns higher than 16.25% must be refunded to ratepayers by temporarily lowering prospective prices. During 1994, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

        Telephone Operations Outside the United States

        GTE, through its ownership of common stock of Anglo-Canadian Telephone Company ("Anglo"), has voting control of BC TEL and Quebec Telephone. At December 31, 1993, BC TEL served approximately 2.1 million access lines in the province of British Columbia, Canada and Quebec Telephone served approximately 300,000 access lines in the province of Quebec, Canada.

        In addition, GTE, through GTE Holdings (Canada) Limited, a Canadian holding company, owns the common stock of Compania Dominicana de Telefonos, C. por A., a telephone company furnishing local and long-distance telephone service in the Dominican Republic. This company served approximately 600,000 access lines at December 31, 1993.

        In late 1991, GTE acquired, through a multinational consortium, a 20.4% ownership interest in Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the government-owned telephone company in Venezuela. CANTV is the exclusive provider for local, national and international long-distance telephone service in Venezuela. CANTV also provides other telecommunication and related services, including cellular telephone and directory advertising services. GTE and its four partners have a 40% ownership interest and operating control of CANTV, while GTE, as the owner of 51% of the consortium, is managing CANTV. During 1993, CANTV placed 250,000 new lines in service for customers and added over 5,000 public telephones while continuing to improve the quality of its services and network. CANTV served approximately 2.0 million access lines at December 31, 1993.

        In September 1993, an explosion occurred at a construction site in Venezuela where a subcontractor of a Venezuelan company, AT&T Andinos, was installing a fiber-optic cable for CANTV. The trenching activities apparently ruptured a natural gas line.
        The ensuing explosion caused injuries and fatalities to passengers in vehicles that were on the highway adjacent to the construction site. An investigation conducted by Venezuelan authorities found no criminal liability on the part of CANTV executives. Two civil lawsuits for wrongful death and personal injury have been brought by one of the injured persons and the estates of two individuals who died from their injuries. The lawsuits were filed in the United States District Court in Miami, Florida, against GTE Corporation, CANTV, AT&T and AT&T Andinos. The financial impact of these lawsuits, if any, is not expected to be material to the financial position of CANTV or GTE.

        Venezuela has from time to time experienced social tensions and civil unrest, including two coup attempts during 1992. Although in the past these events have not been directed at CANTV, it is not possible to predict the effect of any such events on CANTV in the future.

        Telephone Competition

        GTE's telephone subsidiaries hold franchises, licenses and permits adequate for the conduct of their business in the territories which they serve. Rapid advances in technology, together with a number of regulatory and judicial actions continue to accelerate and expand the level of competition and opportunities available to GTE.

        In September 1993, the FCC issued an order that allows competing communications carriers to interconnect to a local-exchange network for the purpose of providing switched access transport services effective February 1994. This ruling follows an FCC ruling in 1992 that allowed competitors to interconnect in order to provide private line services. Both of these orders permit competition for the transport of traffic between a LEC's switching office and large end-user's facilities. The FCC order also allows the LECs additional flexibility in pricing competitive services. In December 1993, the FCC approved LEC tariffs implementing revised rate structures for dedicated and common transport services. These revisions better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

        During 1994, Telephone Operations will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of the re-engineering program will allow GTE's U.S. Telephone Operations to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position GTE to accelerate the delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years, with expected workforce reductions of approximately 17,000 during that time frame.

        In September 1993, the FCC announced its decision to auction licenses in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services ("PCS"). As discussed further in the description of GTE's Personal Communications Services business, these services will both complement and compete with traditional wireline services.

        In Cerritos, California, GTE is testing and comparing the capabilities of copper wire, coaxial cable, and fiber-optics. The Cerritos test has enhanced GTE's expertise in the areas of pay-per-view video service, video-on-demand and local videoconferencing, and led to a new interactive service, GTE Main Street, which allows customers to shop, bank and access various other information services from their homes. In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. In August 1993, the U.S. District Court in Alexandria, Virginia ruled that a regional telephone company is permitted to provide video programming within its telephone service area. If upheld, this decision would overturn the provision in the Cable Communications Policy Act of 1984 that prevents telephone companies from providing video programming within their existing service areas.

        The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long-distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long-distance service to relatively short distances. However, GTE Hawaiian Telephone and GTE Alaska are permitted to provide services between Hawaii, Alaska and international points. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed in many of the states in which GTE telephone operating subsidiaries provide service.

        In September 1993, the CPUC issued an initial decision authorizing intraLATA toll competition in California. The CPUC also ordered significant rate reductions for access, toll and other services subject to competition and increases in rates for local-exchange services in order to bring rates closer to the costs of providing these services. The decision did not permit rate increases to compensate for any future competitive losses. In October, the CPUC rescinded its decision pending further consideration. A final decision is expected in 1994.


        In November 1993, the CPUC also announced its intention to reexamine its policies regarding the regulation of intrastate telecommunications services in order to stimulate the development of the information infrastructure and the state's economy. As part of its overall strategy, the CPUC will explore opening all markets to competition within the next three years.

        These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. GTE supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

        GTE intends to continue to respond aggressively to regulatory and legal developments that allow for continued competition and opportunities in the marketplace. GTE expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone and mobile-cellular networks. However, it is likely that such improvements will be offset, in part, by continued strategic price reductions and the effects of increased competition.

        Support Services

        Included in GTE's Telephone Operations are two major unregulated subsidiaries which provide support to the GTE telephone subsidiaries.

        GTE Data Services Incorporated ("Data Services"), GTE's software development and information processing subsidiary, provides data processing and information management services to GTE's telephone subsidiaries and other non-affiliated companies. During 1993, Data Services won several major outside contracts, including the renewal of one with an estimated value of $46 million to continue serving as fiscal agent for the state of Missouri's Division of Medical Services for seven years.
        Another was a $22 million award to provide a license for its Customer Billing Services System to Mercury Communications Ltd., the second-largest long-distance telephone company in Great Britain.

        GTE Supply is responsible for the procurement and distribution of supplies for GTE's domestic telephone operating companies, as well as other non-affiliated telephone companies.


                    TELECOMMUNICATIONS PRODUCTS AND SERVICES

        Telecommunications Products and Services consists of Personal Communications Services, which is comprised of GTE Mobilnet ("Mobilnet"), Contel Cellular Inc. ("CCI") and GTE Airfone, GTE Government Systems and GTE Information Services.

        Personal Communications Services

        Mobilnet and CCI provide mobile-cellular telephone service and market cellular products. Mobilnet is 100% owned by GTE while CCI is a 90% owned GTE company. The remaining shares of CCI are traded on the NASDAQ National Market System.

        GTE is the second-largest provider of mobile-cellular telephone services in the United States in terms of population in the areas served. It holds a controlling interest in 77 metropolitan markets, known as metropolitan statistical areas ("MSAs"), and 42 rural service areas ("RSAs"). Outside the United States, GTE also operates mobile-cellular networks through international subsidiaries and affiliates in Canada, Venezuela and the Dominican Republic.

        In addition, in November 1993, a GTE-led consortium, Compania de Telefonos del Interior ("CTI"), was ranked first in competitive bidding for two cellular licenses by the National Telecommunications Commission of Argentina. It is expected that a contract to award the licenses will be executed late in the first quarter of 1994. GTE, as operator, has a leading 23 percent ownership interest in CTI, and its partners include AT&T Network Systems and three Argentinean companies along with Trust Company of the West. It is anticipated that CTI will have an initial two year exclusivity to provide cellular services in the north and south interior regions of Argentina. GTE will hold a 10 year contract to manage and operate the system, which will serve a population of 22 million in the northern and southern regions of the country.

        GTE's ownership position in U.S. markets was obtained through the FCC lottery and settlement process as well as through purchases. GTE's cellular operations serve a population of approximately 53 million "POPs", approximately 19 million of which are in the top 30 U.S. markets. ("POPs" refers to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market.) In 1993, GTE's cellular operations increased their customer base by 45% to 1,585,000 customers.

        GTE's FCC cellular licenses, were generally granted for an initial ten year term and are renewable for successive ten year terms. FCC license renewal applications were filed for the two GTE markets with license expirations in 1993. Both applications presently are being processed by the FCC; neither were opposed. The majority of GTE's FCC cellular licenses will expire and require renewal application filings over the next five year period.

        In 1993, CCI, Mobilnet and other leading mobile communications companies announced the formation of MobiLink, which is a set of cellular service standards designed to provide customers consistent levels of service and greater satisfaction across most of the U.S. and Canada. Today, the MobiLink association of carriers covers some 81% of the population of the U.S. and 89% of Canada.

        Also in 1993, GTE's cellular operations began providing wireless data services to major customers and undertook developing, along with other carriers, a standard for digital data services. This new service offering, called Cellular Digital Packet Data provides for a standard, efficient method of digital data services using existing cellular radio frequencies.

        GTE's cellular operations experience direct competition from the second cellular licensee in each market. Competition is principally on the basis of service quality, price and coverage area. In addition to the direct cellular competitor in each market, Enhanced Specialized Mobile Radio ("ESMR") operators also represent potential competition. In 1993, one such ESMR provider began the process of modifying its networks in major markets all over the U.S. to provide service offerings which are very similar to cellular and PCS. Through the use of digital technology, this ESMR operator plans sufficient capacity increases to provide direct competition to cellular service.

        In 1993, GTE continued to make progress in advanced telecommunications. In Tampa, Florida, GTE concluded the largest market trial of residential PCS conducted in the United States. The knowledge and experience gained during this trial will enhance GTE's ability to compete in this emerging market.

        In 1993, the FCC also released a Report and Order to allocate additional frequencies in the 1.8 GHz to 2.1 GHz frequency band to enable up to seven additional wireless competitors to enter the market. These new licenses will be the subject of auction on the basis of two licenses in each of 51 large serving areas across the U.S. called "Major Trading Areas" ("MTAs"), and five licenses in each of 492 smaller serving areas called "Basic Trading Areas" ("BTAs"). Mobile-cellular telephone service providers such as GTE are eligible for these new MTA licenses in areas where they do not currently have significant cellular holdings and for a single BTA license in all BTAs. The service offerings under the additional frequencies will be similar in nature to mobile-cellular telephone service and will offer direct competition once established. The FCC plans to auction these licenses during 1994; thus it is not possible at this time to predict the precise scope, timing or nature of this competition. GTE will be permitted full participation in the license auctions in areas outside of its existing cellular service areas and limited participation in areas in which GTE has a cellular presence. GTE expects to actively participate in these auctions.

        The frequency bands being allocated to these new licenses are currently occupied by point-to-point microwave radio users.
        GTE, both within its local-exchange telephone operations and its cellular operations, is an extensive user of these facilities for the backhaul of telephone traffic. Under the proposed FCC rules, the incumbent users of these frequencies will be relocated to higher frequencies to make way for the new PCS services. The FCC rules allow for up to a two year negotiation period between the incumbent and the new licensee for the new licensee to provide adequate compensation to the incumbent for the cost of that relocation. Failing agreement between the two parties during that two year negotiation period, the FCC rules provide for a third year for arbitration.

        GTE has filed extensive comments in all of the FCC proceedings regarding PCS to ensure that incumbents are not unfairly disadvantaged and to ensure that the new services are made available to the public in the most cost- and time-efficient manner.

        GTE Airfone ("Airfone) operates an air-to-ground telephone service for passengers on board aircraft under a license granted by the FCC in 1991.

        Five other licenses have been granted by the FCC for air-to-ground service, and two companies, In-Flight Phone Corporation and Claircom, had initiated activity by the end of 1992. At the end of 1993, Airfone service was installed on approximately 2,000 U.S. and Canadian commercial aircraft. The convenience of the Seatfone system, which is installed in the backs of passengers' seats, has significantly increased calling rates over cordless telephones located at central places in the aircraft.

        The Airfone telecommunications system has also been installed on several U.S. and non-U.S. commercial aircraft that fly trans-oceanic routes providing airline passengers with telephone service worldwide through satellite connections.

        At the end of 1993, Airfone began deployment of its new advanced digital GenStar System, which will enhance quality and make possible a new array of features not available to airline passengers in the past, including data and fax service, ground-to-air calling, and a variety of information services. A lighted menu screen makes it easy and efficient for passengers to use these enhanced features. Also, 1993 marked a significant milestone in the history of airborne telecommunications with the first-ever completion of a ground-to-air call on the Airfone service. Airfone has been competing for contracts to install its digital GenStar system, and as of January 1994, had won agreements with TWA, Delta Air Lines, United Airlines and USAir Shuttle to outfit about 1,700 aircraft. Late in 1993, American Airlines and America West, which are presently equipped with Airfone equipment, reached an agreement with other providers for onboard telephone service.

        Also, in September 1993, Airfone and Magnavox announced a joint alliance to provide digital airborne telecommunications for the general aviation market. Under this alliance, Magnavox will design the digital radios with an exclusive connection to Airfone's new advanced all-digital system. The "MagnaStar system" will be available in mid-1994.

        Airfone will continue to actively compete for digital service contracts based on quality, reliability, new feature offerings and flexibility for future capabilities.


        GTE Government Systems

        In January 1994, GTE combined GTE Spacenet Corporation
        ("Spacenet") with GTE Government Systems in order to achieve greater synergy and operating efficiencies.

        GTE Government Systems' primary business is the development, manufacturing and integration of customized command, control, communications and intelligence systems for the defense and national security agencies of the U.S. Government and selected foreign governments. In addition, GTE Government Systems provides information systems, telecommunications services and electronic system operation and maintenance support services for civilian agencies of the Federal Government and the commercial marketplace.

        During 1993, GTE Government Systems received orders valued at $1.1 billion and continued to expand its customer base within government agencies to include a $31 million award to provide telecommunications equipment and support services for 21 U.S. General Services Administration locations in California and Nevada, and a $12 million contract to supply computer maintenance services to U.S. Department of Agriculture offices. GTE Government Systems also won several significant contracts from its military customers including the Air Force, Army and the Department of Defense. Among these were a supplemental award of $87 million for field services in support of intelligence systems; a $33 million supplemental award to supply digital telecommunications systems to selected Army posts in the United States; and a $20 million award from the Army for continued technology upgrades to transportable tactical message switches. These successes and other programs helped GTE Government Systems end 1993 with a backlog of slightly more than $1.0 billion, a decline from the $1.4 billion at December 31, 1992. This decrease primarily reflects the substantial completion of deliveries under the Mobile Subscriber Equipment contract awarded in 1985.

        GTE Government Systems continues to witness a decline in the budgets of its traditional customers within the Department of Defense and other national security agencies of the U.S. Government. This situation is expected to continue for the next several years as a diminished geopolitical threat and increased emphasis on non-defense related domestic programs divert funds to other governmental agencies. However, there will continue to be opportunities within the defense market for GTE Government Systems products and services, especially in the areas of communications networks and information processing.

        GTE Government Systems has broadened its marketing strategy to seek a stronger presence with its traditional military customers and to expand its presence and contract base with the civilian agencies of the Federal Government. Capabilities, products and services are being transitioned to non-defense applications. Initiatives are also underway in the commercial marketplace, including a joint venture with Northern Telecom to introduce asynchronous transfer mode switches into the public switched network markets. In all markets success depends on GTE Government Systems' ability to successfully compete for contracts which increasingly are being awarded with more emphasis on price rather than unique technical solutions.

        Principal U.S. competitors include: LORAL, ITT, Boeing, CSC, Martin-Marietta, AT&T, TRW, Harris, E-Systems, Lockheed/Sanders and GE/RCA. Major foreign competitors include Thomson-CSF, Ericsson and Siemens.

        Spacenet provides a broad range of telecommunications services and system solutions for businesses, news organizations, educational institutions and government agencies throughout the United States and in over 30 other countries. The company currently operates eight communications satellites for the United States domestic market.

        Spacenet offers a multi-level service portfolio for data, video and voice networks which typically includes design, integration, implementation, operations, program and network management. Spacenet's capabilities combine satellite with other advanced technologies and protocols.

        Spacenet's market focus is on commercial and governmental organizations which have essential needs for high-quality telecommunications services with rapid transmission of time-critical information to support their normal operations or to provide strategic advantage in competitive markets.

        Spacenet's sales and business initiatives address three target segments: satellite services; domestic networks; and international sales. Satellite services focus on the sale of transponder services, typically to broadcasters, educators and resellers. Domestic network services focus on VSAT networks for retail, finance, energy and manufacturing industries and for government customers. International sales focus on private, high-performance satellite-based networks for communications to remote locations, or total telecommunications solutions including hub earth stations, switching systems, and total project integration for underdeveloped or remote locations.

        Competition for satellite-delivered interactive data services has come primarily from private and multidrop terrestrial leased lines. Domestic competitors in satellite services include GM Hughes, AT&T, and General Electric. With the exception of the latter, Spacenet's domestic competitors are active in the international market in addition to U.S.-based Scientific Atlanta and regional competitors throughout the world.

        Because of competing terrestrial transmission technologies (i.e. fiber optics) in the domestic market, Spacenet has shifted its focus over the last several years to the growing international market especially in Eastern Europe, Latin America and the Pacific Rim.

        As a result of the development of alternative transmission technology and increased competition, during the fourth quarter of 1993, the carrying value of Spacenet's satellite communication assets was reduced to estimated net realizable value.


        GTE Information Services

        GTE Information Services provides information marketing and networking services through its business units.

        GTE Directories Corporation ("GTE Directories") is the largest unit of GTE Information Services. It annually publishes or provides sales and other directory-related services for more than 1,200 directory titles in 42 states and 14 foreign countries with a total circulation of approximately 49 million copies. A full-service directory publisher for 57 years, GTE Directories publishes, prints, distributes, and sells advertising for directories. GTE Directories competes directly within the yellow pages industry which consists of nine major and numerous smaller U.S.-based directory publishers. Indirectly, GTE Directories competes with other advertising-based media such as cable, newspapers, television, radio, and direct mail.

        Other units of GTE Information Services develop and market computer-based services in several industries including health care, state and local government, cellular telephone and telecommunications. As a result, they face competition from many companies offering competitive computer software and related services.

        GTE Telecommunications Services ("GTETSI") is a major provider of comprehensive, integrated information services to the cellular telephone industry throughout North America. The array of services spans fraud analysis, roamer validation, roamer rating, roamer call forwarding, clearinghouse services, network management, network services, subscriber activations services and corporate accounts invoicing services. GTETSI provides transaction processing, software applications and network and support services that facilitate the "roaming" of cellular subscribers and the management of cellular markets.

        GTETSI serves both large and small customers in virtually all operational wireline markets and 35 percent of the non-wireline markets throughout North America. It has one competitor which focuses primarily upon the non-wireline markets. GTETSI competes through product innovation, technology deployment, provision of flexible product solutions and quality customer service.

        GTE Health Systems is a provider of integrated information management applications to the health care industry. Primary product lines include financial and clinical software applications for hospitals.

        GTE Government Information Services ("GTEGIS") develops and markets Emergency-911 systems for local governments. It provides applications software, network design and management, professional services, and complete installation, maintenance and support services targeted to local government agencies.

        In addition, GTEGIS markets cellular call box systems. These stand-alone, solar-powered call boxes provide vital communication services on highways, municipalities, campuses and other critical locations.


                            AG COMMUNICATION SYSTEMS

        AG Communication Systems began operations in January 1989 as a joint venture of GTE and AT&T. GTE held a 51 percent interest in the venture, through December 31, 1993. Effective January 1, 1994, AT&T assumed 80 percent ownership and will assume 100 percent ownership in the year 2004, through the purchase of GTE's remaining ownership interest.

        AG Communication Systems designs, engineers, manufactures, distributes, installs and maintains GTD-5 telecommunication switches and ancillary products, and provides services for telecommunication markets. The joint venture also develops software for AT&T and manufactures completed products or subassemblies for other companies.

        The main participants in this industry are Northern Telecom and AT&T in the United States, as well as European and Far Eastern competitors. As a result of intense competition, prices are determined competitively in the marketplace.


                      RESEARCH AND NEW PRODUCT DEVELOPMENT

        GTE's research and development work is centered principally at GTE Laboratories Incorporated. Further activities in research and new product development and improvement are conducted at the various GTE business units. The areas of research and product development are focused on telecommunications operations and applications. The following highlight the key areas of involvement: automation of telecommunication operations, network management, intelligent network migration, broadband information transport, network architecture design and planning, wireless communications, advanced database capabilities, network quality improvements, exchange video distribution, and support for industry standards development.

        For the years 1993 - 1991, expenditures for all company-sponsored research and product development and improvement for continuing operations were approximately $135 million, $159 million and $155 million, respectively. Additionally, approximately $204 million, $167 million and $143 million, respectively, was expended for customer-sponsored research and product development and improvement during the same periods. In total, GTE engaged approximately 2,100 professional scientists and engineers full time, or substantially full time, on such activities.


                             ENVIRONMENTAL MATTERS

        GTE and some of its present and former subsidiaries, along with other unrelated corporations, have been named as potentially responsible parties at a number of federal and state "Superfund Sites" - sites, lawfully used in the past, but now determined to require remediation or with respect to some presently or formerly owned sites requiring remediation under the Resource Conservation and Recovery Act ("RCRA" ). GTE has reviewed each Superfund and RCRA site in which it has an involvement to establish an expected remediation cost. Based on this review, the remediation cost at any individual site or at all sites in the aggregate are not expected to be material. Factors used to evaluate expected GTE costs include remediation estimates, number of viable parties involved, degree of GTE's involvement and past experience at sites being remediated. No present value discounting is used. Additionally, operations of some of GTE's subsidiaries have been subjected to new and increasingly stringent environmental requirements.

        While GTE's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material, they are increasing. These costs include GTE's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

        Although the complexity of environmental regulations, and the widespread imposition of multi-party joint and several liabilities at Superfund Sites, makes it difficult to assess GTE's share of liability, management believes it has made adequate provision in its financial statements.


                               INDUSTRY SEGMENTS

        Reference is made to Item 6 'Selected Financial Data' included elsewhere herein for information about GTE's operations by major business segment and GTE's foreign operations for the years 1993-1989.

Item 2. Properties.

                          PROPERTIES OF GTE COMPANIES

        GTE owns no plant, real property, franchises, or concessions except indirectly through its investments in subsidiaries.

                              TELEPHONE OPERATIONS

        The properties of GTE's telephone subsidiaries consist principally of land, structures and equipment required to provide various telecommunications services and are generally in good operating condition. Substantially all of the properties of the telephone subsidiaries are subject to the liens of their respective mortgages securing funded debt.

        From January 1, 1989 to December 31, 1993, GTE's telephone subsidiaries made capital expenditures of approximately $17 billion for new plant and facilities required to meet telecommunication service needs and to modernize associated plant and facilities. These additions were equal to 39 percent of gross plant of $43.1 billion at December 31, 1993. Gross retirements amounted to $9.7 billion during the same period.

        Access lines in service is an important factor in measuring telephone growth. At year-end 1993, access lines served in the United States totaled 17.1 million. In addition, GTE's affiliated telephone companies in Canada, the Dominican Republic and Venezuela served 5.0 million access lines. At December 31, 1993, 84 percent of GTE's access lines were connected to digital switches, compared with 70 percent in 1989. During 1993, GTE also accelerated the installation of fiber-optic cable, bringing total miles installed throughout GTE's domestic network to 649,000 miles, more than double the amount installed only three years ago.

        In view of increased competition and rapid technological change, GTE' s telephone subsidiaries continue to seek opportunities to improve recovery of their large investments in telephone plant. Although gross investment in plant increased at a three percent annual rate between 1989 and 1993, 39 percent of GTE's investment in telephone plant had been recovered through depreciation by the end of 1993 compared with only 34 percent in 1989.


                          TELECOMMUNICATIONS PRODUCTS
                                  AND SERVICES

        At year-end 1993, the Telecommunications Products and Services Group operated 51 plants and had eight laboratories in the United States.

        In 1993, GTE substantially completed the two year conversion of its mobile-cellular switching and transmission equipment to advanced digital technology throughout its operations. The new equipment will enable GTE to offer an array of new digital wireless services in the future and to participate in the evolving nationwide wireless communication network.

                                     OTHER

        GTE Laboratories Incorporated operates a research facility in Massachusetts.

        All of the aforementioned properties are generally in good operating condition and adequate to satisfy the needs of the businesses.


Item 3. Legal proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder
             Matters.

             At January 31, 1994, there were approximately 567,000 common shareholders of record.

                          GTE QUARTERLY FINANCIAL DATA
                             (Millions of Dollars)
                        GTE Corporation and Subsidiaries
                                  (unaudited)



                                           ===================================================================================
                                                  1st QTR              2nd QTR               3rd QTR             4th QTR(b)
                                           -----------------------------------------------------------------------------------
                                                1993    1992         1993    1992          1993    1992         1993   1992
                                           -----------------------------------------------------------------------------------
Revenues and sales  . . . . . . . . . . .  $   4,826 $ 4,823      $ 4,916  $5,063        $4,943  $4,965       $5,063  $5,133
Operating income (loss)(a)  . . . . . . .      1,101   1,006        1,038   1,038         1,156   1,093         (730)  1,079
                                           -----------------------------------------------------------------------------------

Net income (loss) applicable to common
 stock
   Continuing operations(a) . . . . . . .  $     456 $   385      $   433  $  405        $  554  $  459       $ (471) $  512
   Discontinued operations(c) . . . . . .         --      --           --      --            --      --           --     (48)
   Extraordinary charge-early
     retirement of debt . . . . . . . . .         --      --           --      --           (90)     --           --     (52)
   Cumulative effect of accounting
     changes(d) . . . . . . . . . . . . .         --  (2,441)          --      --            --      --           --     --
                                           -----------------------------------------------------------------------------------
   Consolidated . . . . . . . . . . . . .  $     456 $(2,056)     $   433  $  405        $  464  $  459       $ (471) $  412
                                           ===================================================================================
Earnings (loss) per common share
   Continuing operations(a) . . . . . . .  $    .48  $  .43       $   .46  $ .45         $ .59   $  .52       $ (.50) $  .55
   Discontinued operations(c) . . . . . .        --    --             --      --            --       --           --    (.05)
   Extraordinary charge-early retirement
     of debt  . . . . . . . . . . . . . .        --    --             --      --          (.10)      --           --    (.06)
   Cumulative effect of accounting
     changes(d) . . . . . . . . . . . . .        --   (2.70)          --      --            --       --           --      --
                                           -----------------------------------------------------------------------------------

   Consolidated . . . . . . . . . . . . .  $    .48  $(2.27)      $   .46  $ .45         $ .49   $  .52       $ (.50) $  .44
                                           ===================================================================================

Dividends declared per common share . . .  $   .455  $ .425       $  .455  $.425         $ .47    $.455       $  .47  $ .455
                                           ===================================================================================

Stock market price
   High . . . . . . . . . . . . . . . . .  $  37.75  $34.75       $ 37.38  $ 33.25       $39.00  $ 35.75      $ 39.88 $35.00
   Low  . . . . . . . . . . . . . . . . .     34.13   29.75         34.25    28.88        34.63    31.75        35.00  32.38
   Close  . . . . . . . . . . . . . . . .     37.00   30.38         36.13    31.88        38.38    34.13        35.00  34.63
                                           ===================================================================================


(a) Second quarter 1993 operating income was reduced by a pre-tax charge of $74 million resulting from Telephone Operations' voluntary separation programs. This charge reduced net income by $46 million, or $.05 per share. Fourth quarter 1993 operating loss includes a pre-tax restructuring charge of $1.8 billion. This charge reduced net income by $1.2 billion, or $1.22 per share (see Note 3 to the Financial Statements).

(b) Fourth quarter results include after-tax gains on sales of non-strategic telephone properties of $91 million in 1993 and cellular properties of $90 million in 1993 and $55 million in 1992.

(c) Reflects a charge associated with the sale of the Electrical Products Group (see Note 4 to the Financial Statements).

(d) Reflects a one-time, non-cash, after-tax charge associated with the 1992 adoption of the new accounting rules for postretirement health care and life insurance benefits and income taxes (see Note 5 to the Financial Statements). The cumulative charge per common share was computed based on average common shares outstanding for the full year. Based on average common shares outstanding for the first quarter of 1992, the cumulative charge per share was $2.74.

STOCK OWNERSHIP QUESTIONS
Please address questions concerning ownership of common, preferred or no par preferred stock to:
GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA  02205-9191
or call: 1-800-225-5160 in the United States or call:
1-617-575-2990 outside of the United States

SHAREHOLDER SYSTEMATIC INVESTMENT PLAN
The Shareholder Systematic Investment Plan provides holders of the Corporation's common stock with a convenient way to purchase additional shares. Shareholders wishing information regarding the plan may write to:
GTE Corporation
C/O Bank of Boston
P.O. Box 9092
Boston, MA  02205-9092

PRINCIPAL FINANCIAL CONTACT
For further information about GTE Corporation and its subsidiaries, please contact:
Investor Relations Department
GTE Corporation
One Stamford Forum
Stamford, CT  06904
(203) 965-2789
Int'l Telex:  4750071
Facsimile:  (203) 965-2520

10-K REPORT
A copy of our annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to the Corporate Secretary's Office, GTE Corporation, One Stamford Forum, Stamford, CT 06904.

STOCK EXCHANGE LISTINGS
The common stock of GTE Corporation (symbol: GTE) is listed on the New York Stock Exchange, Inc., the Chicago Stock Exchange, Incorporated, and The Pacific Stock Exchange Incorporated and is traded on other exchanges in the United States. It is also listed in Europe on The Stock Exchange, London; the Amsterdam Stock Exchange; the Basel Stock Exchange; the Geneva Stock Exchange; the Lausanne Stock Exchange; the Paris Stock Exchange; and the Zurich Stock Exchange. Additionally, it is listed on the Tokyo Stock Exchange.

The Corporation's 5.00% convertible preferred stock, $2.00 convertible no par preferred stock and $2.475 no par preferred stock are listed on the New York Stock Exchange, Inc.

The information in this report is not given in connection with any sales or offer to buy any securities.

TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for GTE's Common Stock, Preferred Stock and No Par Preferred Stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA   02205-9191
or
GTE Corporation
C/O BancBoston Trust Company
of New York
One Exchange Place
55 Broadway
New York, NY  10006

For overnight delivery services, use the following address:
GTE Corporation
C/O The First National Bank of Boston
Blue Hills Office Park
150 Royall Street
Canton, MA   02021

ANNUAL MEETING
The 1994 Annual Meeting of Shareholders will be held on April 20, 1994, at the Italian Center, 1620 Newfield Avenue, Stamford, Connecticut.

Item 6.      Selected Financial Data.

                              BUSINESS GROUP DATA
                        GTE Corporation and Subsidiaries

                                                  ========================================================================
                                                                                                        Five-Year Annual
                                                     1993       1992      1991       1990       1989      Growth Rate +
                                                  ------------------------------------------------------------------------
                                                                  (Millions of Dollars)
RESULTS OF OPERATIONS:
Revenues and sales  . . . . . . . . . . . . . .   $  19,748   $19,984    $19,621    $19,157  $  18,251        2.8%

Operating income(a) . . . . . . . . . . . . . .       2,565     4,216      3,742      3,787      3,577         --
Net income (loss) applicable to common stock(a)
   Continuing operations . . . . . . . . . . .          972     1,761      1,492      1,579      1,503         --
   Consolidated  . . . . . . . . . . . . . . .          882      (780)     1,543      1,671      1,611         --
Earnings (loss) per common share(a)
   Continuing operations . . . . . . . . . . .         1.03      1.95       1.69       1.82       1.75         --
   Consolidated  . . . . . . . . . . . . . . .          .93      (.86)      1.75       1.93       1.87         --
Common dividends declared per share . . . . . .        1.85      1.76       1.64       1.52       1.40        7.5
Depreciation and amortization . . . . . . . . .       3,419     3,289      3,254      3,189      3,010        3.0
Research and development  . . . . . . . . . . .         135       159        155        137        134        2.2
ASSETS AND CAPITAL:
Capital expenditures  . . . . . . . . . . . . .       3,893     3,909      3,965      4,158      3,963        (.2)
Long-term debt and redeemable preferred stock .      13,175    14,356     16,252     14,130     13,137        2.6
Consolidated assets . . . . . . . . . . . . . .      41,575    42,144     42,437     40,178     36,921        3.3
Shareholders' equity(a) . . . . . . . . . . . .       9,593    10,076     11,313     10,727      9,984        (.6)
CONSOLIDATED RATIOS AND OTHER INFORMATION:
Return on common equity(b)  . . . . . . . . . .         8.8 %    (8.8)%     14.8%      17.1%      16.7%        --
Return on investment(b) . . . . . . . . . . . .         6.9 %     1.3 %      9.4%      10.4%      10.5%        --
Average common equity . . . . . . . . . . . . .      10,030     8,832     10,434      9,763      9,636         .3
Average investment  . . . . . . . . . . . . . .      27,322    28,057     29,418     27,354     25,058        3.0
Employees (in thousands)  . . . . . . . . . . .         117       129        159        174        174       (8.3)
                                                  -----------------------------------------------------------------------
FOREIGN OPERATIONS (INCLUDED ABOVE):
Revenues and sales  . . . . . . . . . . . . . .   $   2,482   $ 2,369    $ 2,286    $ 2,129   $  1,950        8.6%
Net income  . . . . . . . . . . . . . . . . . .         328       244        227        240        195       24.4
Total assets  . . . . . . . . . . . . . . . . .       6,096     5,963      5,757      4,619      4,471        9.7
                                                  -----------------------------------------------------------------------
CORPORATE AND OTHER:
Restructuring and merger costs(a) . . . . . . .   $      72   $    --    $    97    $    --   $     --         --%
Capital expenditures  . . . . . . . . . . . . .          20        24         37        230        229         --
Total assets  . . . . . . . . . . . . . . . . .       1,856     2,786      3,689      3,380      3,205       (9.6)
                                                  =======================================================================


Notes to Business Group Data appear on page 22.

                              BUSINESS GROUP DATA

                        GTE Corporation and Subsidiaries


                                                 ===========================================================================
                                                                                                         Five-Year Annual
                                                     1993       1992      1991       1990       1989       Growth Rate +
                                                 ---------------------------------------------------------------------------
                                                                   (Millions of Dollars)
TELEPHONE OPERATIONS:
Revenues and sales(c)
  Local network services  . . . . . . . . . . .  $   5,244   $  5,000   $ 4,792    $ 4,621   $  4,188            5.4%
  Network access services . . . . . . . . . . .      4,398      4,477     4,365      4,248      4,213            1.8
  Long distance services  . . . . . . . . . . .      3,330      3,396     3,488      3,480      3,415            1.5
  Equipment sales and services and other  . . .      2,857      2,989     3,007      3,044      3,256            (.7)
                                                 ---------------------------------------------------------------------------

     Total revenues and sales   . . . . . . . .     15,829     15,862    15,652     15,393     15,072            2.3
                                                 ---------------------------------------------------------------------------

  Operations and maintenance  . . . . . . . . .      8,796      8,979     8,841      8,773      8,771            1.8
  Depreciation and amortization . . . . . . . .      2,969      2,849     2,854      2,849      2,773            1.5
  Restructuring and merger costs(a) . . . . . .      1,370         --       150         --         --             --
                                                 ---------------------------------------------------------------------------

Operating income  . . . . . . . . . . . . . . .      2,694      4,034     3,807      3,771      3,528             --
                                                 ---------------------------------------------------------------------------

Capital expenditures  . . . . . . . . . . . . .      3,296      3,330     3,491      3,437      3,410            (.5)
Total assets  . . . . . . . . . . . . . . . . .     33,746     33,154    32,446     30,390     29,887            3.5
Average total capital . . . . . . . . . . . . .     23,244     22,937    23,423     22,521     21,543            2.4
Return on common equity(d)  . . . . . . . . . .       10.1%       1.6%     15.0%      16.0%      16.0%            --
Access minutes of use (in millions) . . . . . .     55,616     51,976    47,979     44,533     39,994            9.2
Access lines (in thousands)
  Total(e)  . . . . . . . . . . . . . . . . . .     22,065     21,440    20,490     18,314     17,567            6.2
  United States(e)  . . . . . . . . . . . . . .     17,073     16,819    16,233     15,810     15,215            3.3
    Per employee  . . . . . . . . . . . . . . .        234        208       191        171        159            9.6
Employees (in thousands)
  Total   . . . . . . . . . . . . . . . . . . .         95        104       109        116        118           (4.4)
  United States . . . . . . . . . . . . . . . .         73         81        85         93         96           (5.8)
                                                 ---------------------------------------------------------------------------
TELECOMMUNICATIONS PRODUCTS AND SERVICES:
Revenues and sales(c) . . . . . . . . . . . . .  $   3,919   $  4,122   $ 3,969    $ 3,764   $  3,179            5.1%
Depreciation and amortization . . . . . . . . .        450        440       400        340        237           18.0
Restructuring and merger costs(a) . . . . . . .        398         --        95         --         --             --
Operating income (loss) . . . . . . . . . . . .        (57)       182        32         16         49             --
Capital expenditures  . . . . . . . . . . . . .        577        555       437        491        324           10.4
Total assets  . . . . . . . . . . . . . . . . .      5,973      6,204     6,302      6,408      3,829            9.1
Average investment  . . . . . . . . . . . . . .      4,060      4,252     4,432      3,418      1,916           20.8
                                                 ===========================================================================


Notes to Business Group Data appear on page 22.

Notes to Business Group Data :

+  Least-squares method; percentages have been omitted where not meaningful.

(a) Operating income in 1993 was reduced by a $1.8 billion pre-tax restructuring charge primarily for the implementation of a re-engineering plan at Telephone Operations and the reduction in the carrying value of satellite communication and certain other assets to estimated net realizable value (see Note 3). Operating income was also reduced by $74 million for the cost of voluntary separation programs at Telephone Operations. Consolidated net income in 1993 also includes an extraordinary charge of $90 million for the early retirement of high-coupon debt as well as a $91 million after-tax gain on the sales of certain non-strategic telephone properties. These special items reduced consolidated net income by $1.2 billion, or $1.27 per share.

   The consolidated net loss in 1992 includes a non-cash, after-tax charge of $2.4 billion, or $2.70 per share, for the cumulative effect of accounting changes for postretirement health care and life insurance benefits and income taxes (see Note 5); and charges totaling $100 million, or $.11 per share, associated with the sale of EPG, which was accounted for as a discontinued operation (see Note 4).

   Operating income in 1991 was reduced by pre-tax costs of $342 million incurred in connection with the merger and integration of GTE Corporation and Contel Corporation. These costs, net of a gain on the transfer of certain cellular properties, reduced 1991 net income by $204 million, or $.23 per share.

(b) Consolidated return on common equity and return on investment in 1993 would have been 20.4% and 11.2%, respectively, excluding the impact of the special items. Excluding the impact of the required accounting changes and one-time charges related to the sale of EPG, 1992 consolidated return on common equity and return on investment would have been 15.6% and 9.5%, respectively. Consolidated return on common equity and return on investment would have been 16.5% and 10.1% in 1991, respectively, before the one-time net charge related to the Contel merger.

(c) Services provided to AT&T constituted approximately 11%, 13% and 15% of Telephone Operations' revenues in 1993-1991, respectively. Sales to the federal government represent approximately 7%, 9% and 10% of consolidated revenues and sales in 1993-1991, respectively, primarily through sales by Telecommunications Products and Services.

(d) Telephone Operations' return on common equity in 1993 would have been 17.6%, excluding the impact of the special items. Excluding the impact of required accounting changes, Telephone Operations' return on common equity in 1992 would have been 14.7%.

(e) Access lines at the end of 1993 exclude 440,000 net lines sold during the year. Total access lines include 2.0 million, 1.8 million and 1.6 million lines served by CANTV in Venezuela in 1993-1991, respectively. GTE acquired operating control of CANTV in 1991. Excluding the effect of the CANTV acquisition and the access lines sold during 1993, the five-year access line growth rate was 4.0%.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.


FINANCIAL REVIEW

RETURN TO SHAREHOLDERS

GTE's primary financial objective is to maximize shareholders' long-term total return. For the five-year period ending in 1993, average annualized total return, consisting of share price appreciation and dividends, was 15.2%, compared with 14.5% for the S&P 500 average. GTE's annualized five-year return has been above the S&P 500 average for nine of the last ten years.

     GTE's commitment to shareholder value is supported by a policy of maintaining a dividend payout ratio at the upper end of the range for comparable companies. The common stock dividend was increased by 3.3% in August 1993, the 39th increase in 40 years.

     Shareholder value has also been enhanced by following clear investment criteria: investments must be in the company's core business, telecommunications, and they must be expected to earn more than their cost of capital over time. Over the past several years, these criteria have guided strategic initiatives such as a major commitment toward the continued improvement in the competitive position of Telephone
Operations by "re-engineering" the many complex processes and systems currently in use, divestiture of the Electrical Products Group (EPG) business, investing in CANTV (the Venezuelan telephone company), and merging with Contel. Through these and other actions, GTE has sharpened its focus on telecommunications, a dynamic industry offering tremendous opportunities for profitable growth.

RETURN ON EQUITY

GTE's 1993 return on average common equity, before considering the impact of charges for restructuring, voluntary separation programs and early retirement of debt, as well as telephone property repositioning gains, reached 20.4%. This return was achieved in spite of uncertain economic conditions and ongoing competitive pricing actions at GTE Telephone Operations.

CAPITALIZATION

GTE targets a capital structure appropriate for an "A" rated company. This allows GTE's shareholders to enjoy the benefits of reasonable financial leverage, while also protecting debtholder interests and ensuring ready access to the capital markets.

     During 1990 and 1991, acquisition activity temporarily reduced the common equity ratio and other measures of debtholder protection. In 1992, GTE set in motion a plan to reduce debt (and auction preferred stock) by $4 billion by the end of 1994. During 1992, a total of $1.8 billion of debt was repaid, largely through a $1.1 billion equity offering and proceeds from the sale of GTE's remaining interest in US Sprint. The balance of the $4 billion debt-reduction program was completed one year ahead of schedule as a result of the sale of EPG which generated proceeds of $1.2 billion, and sales of certain non-strategic telephone properties for $1 billion.

     Common equity as a percentage of total capitalization reached 40.3%, as compared with 38.1% in 1992, primarily reflecting the impact of the debt reduction program. Excluding non-recurring restructuring and extraordinary charges, common equity would have been 43.0% of total capitalization at the end of 1993.

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

GTE's cash flow from operations increased from $4.8 billion in 1992 to $5.3 billion in 1993 and, together with nearly $400 million raised through employee stock purchase and dividend reinvestment plans, provided the funds required for dividends of $1.7 billion and capital expenditures of $3.9 billion.

     In 1993, GTE redeemed in advance of scheduled maturity $2.1 billion of high-coupon debt issues and recognized an extraordinary charge of $90 million for the expenses associated with these redemptions. GTE also issued $2.3 billion of long-term debt during 1993, which was used to refinance maturing issues and to begin refinancing the high-coupon redemptions. The remaining refinancing related to high-coupon redemptions is expected to be completed during the first half of 1994.

     During 1993, GTE made substantial progress in its program to sell or trade a small percentage of local-exchange telephone properties (representing less than 5% of its U. S. access lines) that had been identified as non-strategic. GTE completed about half of the expected transactions through the sale or exchange of 440,000 net access lines for $1 billion in cash. GTE also entered into definitive agreements for the sale of over 400,000 additional access lines for $.9 billion in cash. These transactions are subject to various government and regulatory approvals and the transfers of ownership, and are expected to occur on a state-by-state basis throughout 1994. GTE plans to continue to reduce debt with the net proceeds from these transactions.

     Capital expenditures in 1994 are expected to increase slightly from the 1993 level, as accelerating investment in fiber optics and other enabling technologies for broadband services together with continued expansion of the cellular business more than offset the declining requirements for conversion to digital switching. Cash requirements to implement the re-engineering plan at Telephone Operations are expected to be largely offset by cost savings. Dividends and the capital requirements for GTE's businesses should continue to be funded largely with cash from operations and the funds generated from the employee stock purchase and dividend reinvestment plans. However, GTE's strong financial position allows ready access to worldwide capital markets for any additional requirements.

     The issuance of long-term debt during 1994 is expected to be related largely to refinancing activity and is likely to increase compared with 1993 when refinancing also accounted for most of the new issuances.

RESULTS OF OPERATIONS

CONSOLIDATED

Overall, 1993 was an excellent year for GTE paced by strong customer growth and usage in both Telephone Operations and mobile cellular. GTE's competitive position in Telephone Operations was also enhanced through its cost reduction program which allowed for additional price reductions while, at the same time, improving the level of service to its customers. Improved profitability at GTE's Telecommunications Products and Services businesses was led by the fast growing mobile-cellular business. GTE's cellular service revenues exceeded $1 billion for the first time and customer growth reached 45% as 495,000 new customers were added during 1993. Significant improvements were also made by CANTV, the Venezuelan telephone company of which GTE owns 20.4% and maintains operating control. During 1993, CANTV placed 250,000 new lines in service and met or exceeded its goals in the areas of quality improvement and customer service.

     Results for 1993, however, were significantly affected by the decisions to re-engineer the way Telephone Operations provides service to its customers and to reduce the carrying value of satellite communication and certain other assets. As a result, a one-time, pre-tax restructuring charge of $1.8 billion, which reduced net income by $1.2 billion, or $1.22 per share, was recorded at the end of 1993.

     This pre-tax restructuring charge includes $1.4 billion at Telephone Operations primarily to implement its re-engineering plan. This plan will redesign and streamline processes in order to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. This non-recurring charge includes costs to enhance or replace existing systems, substantially reduce the workforce and consolidate facilities. The re-engineering plan will be implemented over the next three years, with expected reductions of approximately 17,000 Telephone Operations employees during that time. The re-engineering effort is expected to result in savings of approximately $1 billion annually after full implementation in 1996. The restructuring charge also includes a $400 million reduction in the carrying value of satellite communication assets of GTE Spacenet (Spacenet) and certain other assets to estimated net realizable value, primarily reflecting technological advances and increased competition. GTE will also combine its Spacenet business with GTE Government Systems to leverage the combined strength of these two businesses.

     Income from continuing operations in 1993 was $990 million, or $1.03 per share, which includes gains on sales of certain non-strategic telephone properties of $91 million, or 10 cents per share. Excluding the impact of the restructuring charge and telephone property gains, as well as a $46 million after-tax charge, or 5 cents per share, associated with Telephone Operations' voluntary separation programs, income from continuing operations would have been $2.1 billion, or $2.20 per share, representing a 13% increase over 1992. Consolidated net income in 1993 was $900 million, or 93 cents per share, which includes an after-tax extraordinary charge of $90 million, or 10 cents per share, for the early retirement of $2.1 billion of high-coupon debt.

     Consolidated revenues and sales totaled $19.7 billion in 1993, compared with $20 billion in 1992. Although volume growth in Telephone Operations and mobile-cellular was strong, the slight decline in consolidated revenues reflects competitive price reductions made by Telephone Operations as well as lower government-communications sales resulting from the wind-down of the eight year Mobile Subscriber Equipment contract. Operating income, excluding the impact of the restructuring and voluntary separation charges, increased 6% to $4.5 billion in 1993. Net interest expense declined 10% to $1.2 billion in 1993, reflecting reduced debt levels and lower interest rates.

     In 1992, income from continuing operations totaled $1.8 billion, or $1.95 per share. Results for 1992 also included after-tax charges totaling $100 million, including an extraordinary charge of $52 million resulting from the early retirement of high-coupon debt and $48 million associated with the sale of EPG. Effective

January 1, 1992, GTE adopted new accounting rules for postretirement health care and life insurance benefits (FAS 106) and income taxes (FAS 109). These accounting changes resulted in a cumulative, non-cash, after-tax charge of $2.4 billion, or $2.70 per share, which gave rise to a net loss of $754 million, or 86 cents per share, for the full year.

TELEPHONE OPERATIONS

GTE Telephone Operations provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. In the United States, Telephone Operations served 17.1 million access lines in 33 states at the end of 1993. In addition, GTE's affiliated telephone companies in Canada, the Dominican Republic and Venezuela, served 5 million access lines.

     In 1993, revenues from Telephone Operations were $15.8 billion, compared with $15.9 billion in 1992. This slight decline primarily reflects continued competitive price reductions, including lower access tariffs charged to long-distance companies, which more than offset strong volume increases. In 1993, rates were lowered by more than $300 million, continuing the program to price services more competitively. These price reductions have totaled more than $750 million over the last three years. Minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of 7% while total access lines increased 4% over last year, excluding the impact of the sale of certain non-strategic telephone properties at the end of 1993. These solid volume improvements were achieved despite continued economic weakness in southern California, GTE's largest service area.

     Revenues from network access and long-distance services of $7.7 billion decreased 2% compared with 1992. The slight revenue decline reflects the previously discussed competitive price reductions which more than offset the increased usage of GTE's local network for long-distance calling.

     Local revenues increased 5% to $5.2 billion compared with $5 billion in 1992. This growth was attributable to placing an additional 795,000 access lines in service in 1993.

     Other telephone revenues are derived primarily from sales of regulated and nonregulated equipment and services. In 1993, these revenues totaled $2.9 billion, 4% lower than in the prior year, reflecting weak economic conditions as well as a favorable settlement last year.

     Operating income, excluding the one-time restructuring charge, and the $74 million charge associated with voluntary separation programs completed during the year, increased 3% as cost-control and reduction programs more than offset the slight revenue decline. Excluding the special charges, 1993 marks the fourth consecutive year that operating expenses have declined at U. S. Telephone Operations due to cost-containment programs. During this same period, usage of GTE's local network for long-distance calling increased 39%, while access lines in service increased 15%. With the implementation of Telephone Operations' re-engineering plan, it is expected that significant additional cost reductions will be realized in the years to come.

     Productivity improvement continues to be a major objective for Telephone Operations. U. S. access lines per employee, a key indicator of productivity, were 234 at the end of 1993, a 13% increase over 1992 and 47% higher than the same measure only four years ago. This improvement reflects ongoing programs to streamline operations, including the impact in 1993 of various voluntary separation programs accepted by some 6,400 employees, or nearly 8% of the U. S. workforce. By the end of 1993, Telephone Operations had reduced its U. S. workforce to approximately 73,000 employees, a 27% reduction since these programs began in 1988. When completed in 1996, the re-engineering program is expected to have further reduced GTE's U. S. Telephone Operations workforce by more than 20%.

     In addition, GTE has been increasing the use of state-of-the-art technology to better provide quality services and gain operational efficiencies. By the end of 1993, 84% of the access lines served by GTE's Telephone Operations were connected to digital switches compared with 70% only four years ago. During the year, GTE also accelerated the installation of fiber-optic cable, bringing total miles installed throughout GTE's network to 649,000 miles, more than double the amount installed only three years ago. This high capacity cable enables GTE to provide certain advanced network features such as high-speed data transmission and video conferencing.

     GTE Telephone Operations also continues to improve the rate at which it is recovering its investment in telephone plant. While gross investment in plant grew at a 3% annual rate during the 1989-1993 period, the percentage of GTE's investment in plant recovered through depreciation increased to 39% at the end of 1993 compared with 34% in 1989.

     In 1992, revenues from Telephone Operations increased slightly over 1991 to $15.9 billion while operating income improved 6% to $4 billion, reflecting continuing control over operating-cost levels. The revenue increase reflected increased usage of GTE's network for local and long-distance calling in both domestic and international operations. Minutes-of-use of GTE's domestic local-exchange network for long-distance calling increased 8% and total access lines in service increased 4%. These solid volume improvements were largely offset by price reductions, including a lowering of interstate access rates charged to interexchange carriers to price these services more competitively. The higher percentage growth in operating income reflected a lower level of domestic operating expenses resulting from ongoing cost reduction programs, including cost efficiencies from the consolidation of GTE and Contel's telephone operations.

COMPETITION AND REGULATORY TRENDS

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to GTE. As a result, Telephone Operations faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed new systems in certain markets to bypass the local-exchange network. Additional competition from interexchange carriers as well as wireless and cable TV companies continues to evolve for both intrastate and interstate communications.

     Implementation of its re-engineering plan will allow GTE's U.S. Telephone Operations to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position GTE to accelerate delivery of a full array of voice, video and data services. During the year, GTE continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices. GTE's Telephone Operations has surpassed U.S. industry benchmarks for quality service in large and medium business markets based on customer surveys as measured by independent researchers.

     In 1993, GTE also continued to make progress in advanced telecommunications technology. In Tampa, Florida, GTE concluded the largest market trial of residential personal communications services
(PCS) conducted by any local-exchange carrier in the United States. The knowledge and experience gained during this trial will enhance GTE's ability to compete in this emerging market. During 1993, the Federal Communications Commission (FCC) announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless PCS. These services will both complement and compete with traditional wireline and wireless services. GTE will be permitted to fully participate in the license auctions in areas outside of its existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence. GTE expects to actively participate in these auctions.

     In Cerritos, California, GTE is testing and comparing the capabilities of copper wire, coaxial cable, and fiber optics. The Cerritos test has enhanced GTE's expertise in the areas of pay-per-view video service, video-on-demand and local video conferencing, and led to a new interactive video service, GTE Main Street, which allows customers to shop, bank and access various other information services from their homes. In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

     Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into GTE markets. In total, approximately 50% of Telephone Operations' U. S. regulated revenues are under some form of alternative regulation.

     As of December 31, 1993, almost one-third of GTE's access lines were in four states which have adopted incentive regulation plans for intrastate service, including California, the state containing GTE's largest operation. In general, these plans allow the company to retain all earnings at or below a base rate of return. Earnings above that rate of return, but below a certain specified level, are shared with the customer in varying amounts. Earnings above that specified level must be returned in full to customers. For the provision of all interstate services, GTE operates under the terms of the FCC price cap incentive plan.

     During 1993, the California Public Utilities Commission (CPUC) approved a settlement agreement allowing GTE California to retain 100% of any earnings up to a 15.5% rate of return on investment and refund 100% of any earnings above 15.5% beginning in 1994. Under its prior agreement, GTE was required to share 50% of any earnings over a 13% rate of return and refund 100% of any earnings over 16.5%. As part of this agreement and its normal annual price cap filing, GTE California will reduce its rates by about $100 million in 1994. Additionally, the CPUC is expected to issue a final decision in early 1994 generally authorizing intralata toll competition and ordering significant rate restructuring in California. Although intended to be revenue neutral, the ultimate effect on revenue will depend, in part, on the extent to which toll and access rate reductions result in increased calling volumes.

     In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar interconnect arrangements for private line services ordered during 1992. The order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

     These and other actions to eliminate existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media, and telecommunications industries and creating an opportunity for the development of interactive communications networks. GTE supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

     GTE expects its future results to benefit from reduced costs and the introduction of new products and services that will result in the increased usage of its telephone network. However, it is likely that such improvements will be offset, in part, by continued strategic price reductions and the effects of increased competition.

     GTE's telephone companies follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If GTE's telephone companies no longer qualify for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.

TELECOMMUNICATIONS PRODUCTS AND SERVICES

GTE Telecommunications Products and Services develops and markets a wide variety of telecommunications systems and services through its mobile-cellular communications, government and defense communications systems and equipment, satellite and aircraft-passenger telecommunications, Yellow Pages directories and telecommunications-based information services and systems.

     Revenues and sales from Telecommunications Products and Services declined 5 percent in 1993 to $3.9 billion. Lower government-communications sales, resulting from the wind-down of the Mobile Subscriber Equipment contract, more than offset higher revenues from the continued strong customer growth in the mobile-cellular business. Excluding the one-time restructuring charge of $398 million, operating income increased substantially, rising to $341 million in 1993 compared with $182 million in 1992. The sharp improvement reflects higher revenues and operating efficiencies in mobile cellular as well as cost reductions in the government systems business. Operating income also benefited from improved results in the information services businesses reflecting, in part, the absence of costs related to the disposal of several small operations last year.

     GTE's U. S. mobile-cellular operations, the fastest growing unit in this group, is the second-largest cellular-telephone operator in the United States -- serving a population of some 53 million "POPs". Customer growth continued at a high level throughout 1993 as a record high 495,000 customers were added. Total customers served at the end of 1993 were 1,585,000, an increase of 45% over the number of customers served at the end of 1992.

     Cellular service revenues exceeded $1 billion for the first time, totaling $1.1 billion, a 27% improvement over 1992. During the year, revenues per subscriber averaged $71 per month, compared with $76 per month in 1992. The current average reflects the growth of casual users in the subscriber base. Operating cash flows, representing operating income before depreciation and amortization, reached $356 million in 1993, a 34% increase over 1992. This improvement was achieved despite a substantial increase in costs associated with the record-high customer growth, much of which took place in late 1993.

     Outside the United States, GTE also operates mobile-cellular networks through international subsidiaries in Canada, Venezuela and the Dominican Republic.

     Results at GTE Directories, the largest unit in GTE Information Services and one of the largest publishers and distributors of telephone directories, improved slightly in 1993. Increased volume in international operations was largely offset by a slight decline in domestic orders for Yellow Pages advertising during 1993, reflecting the weak economy, particularly in southern California.

     During 1993, GTE's Government Systems unit received orders valued at $1.1 billion, a slightly lower level than the previous year. This reflects continued demand for telecommunications equipment and services despite the general decline in U.S. government defense spending. However, order backlog at the end of 1993 has declined from a year ago reflecting the successful completion of equipment deliveries on the Mobile Subscriber Equipment contract.

     In 1992, revenues and sales from Telecommunications Products and Services totaled $4.1 billion, 4% higher than 1991. Operating income, including a $36 million charge resulting from the adoption of FAS 106, increased substantially to $182 million in 1992. This compared with operating income of $127 million in 1991, which excluded the one-time Contel merger integration costs of $95 million. These improvements reflected higher revenues and operating efficiencies, particularly in the mobile-cellular business.

Item 8. Financial Statements and Supplementary Data.

        Reference is made to the financial statements included elsewhere herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant (a).


                                  Executive Officers of GTE
                                  -------------------------
                                                                                    Date Assumed
                                                                                    ------------
         Name(b)                             Title                         Age    Present Position
         ----                                -----                         ---    ----------------
Charles R. Lee               Chairman and Chief Executive Officer          54        May 1992

Kent B. Foster               Vice Chairman, GTE and President GTE
                               Telephone Operations                        50        October 1993

Michael T. Masin (c)         Vice Chairman                                 49        October 1993

Nicholas L. Trivisonno       Executive Vice President - Strategic
                               Planning and Group President                46        October 1993

Bruce Carswell               Senior Vice President - Human Resources
                               and Administration                          64        May 1981

J. Michael Kelly (d)         Senior Vice President - Finance               37        February 1994

Terry S. Parker              Senior Vice President                         49        October 1993

Edward C. Schmults           Senior Vice President - External Affairs
                               and General Counsel                         63        February 1984

John P. Z. Kent              Vice President - Taxes                        53        July 1989

Edward C. MacEwen            Vice President - Corporate Communications     54        April 1985

James Murphy                 Vice President and Treasurer                  56        August 1986

Samuel F. Shawhan, Jr.       Vice President - Government Affairs           61        July 1984

Marianne Drost               Secretary                                     44        August 1985




- ---------------
(a) Reference is made to pages 20 to 25 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 20, 1994, which is incorporated herein by reference, for information concerning directors of GTE.

(b) With the exception of Michael T. Masin and J. Michael Kelly, each of the officers named has been employed by GTE or a GTE subsidiary for more than five years.

(c) Mr. Masin was elected Vice Chairman on October 20, 1993. He had been a director of GTE since 1989. Prior to joining GTE as Vice Chairman, he was the Managing Partner of the New York Office of O'Melveny & Myers and Co-chair of the firm's international practice group. Mr. Masin joined the firm in 1969 and became a partner in 1977.

(d) Mr. Kelly was elected Senior Vice President - Finance on February 24, 1994. He had been Vice President and Controller since December 1991 and Vice President-Finance and Business Development for GTE's Telecommunications Products and Services Group since March 1991. Prior to joining GTE, he was Vice President and Controller for Contel Corporation ("Contel"). From 1988 to 1990 he was Controller of Contel Federal Systems. He joined Contel in 1987 as Controller of the Applied Systems Division of Contel Federal Systems.

Item 11.         Executive Compensation.

                 See pages 6 to 17 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 20, 1994, which is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

                 See pages 17 to 19 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 20, 1994, which is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions.

                 See page 17 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 20, 1994, which is incorporated herein by reference.

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.

           (a)   1.   Financial Statements:

                      Consolidated Financial Statements - GTE Corporation and
                        Subsidiaries:


                      See GTE's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.



                 2.   Financial Statement Schedules:

                      Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1993 - 1991 (as required):

                            V - Property, Plant and Equipment

                           VI - Accumulated Depreciation of Property,
                                Plant and Equipment

                         VIII - Valuation and Qualifying Accounts

                           IX - Short-Term Borrowings

                            X - Supplementary Income Statement
                                Information

                 Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                 3.   Exhibits:

                         See "Index of Exhibits" included elsewhere herein.

           (b)   GTE filed a report on Form 8-K dated November 11, 1993 under
                 Item 5, "Other Events". No financial information was filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE CORPORATION
                                    -------------------------------------
                                                  (Registrant)



                                    By          J. Michael Kelly
                                       ----------------------------------
                                               (J. Michael Kelly)
                                         Senior Vice President - Finance

Date  March 2, 1994
     --------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer:



Date   March 2, 1994                By            Charles R. Lee
      --------------                   ---------------------------------
                                                 (Charles R. Lee)
                                             Chairman of the Board and
                                              Chief Executive Officer


(2)  Principal financial and
     accounting officer:



Date   March 2, 1994                By          J. Michael Kelly
      --------------                   ---------------------------------
                                               (J. Michael Kelly)
                                         Senior Vice President - Finance

(4)  Directors:


Date   March 11, 1994                 By         Edwin L. Artzt
      --------------                    ----------------------------------
                                           (Edwin L. Artzt - Director)


Date  March 11, 1994                 By          James R. Barker
      --------------                    ----------------------------------
                                           (James R. Barker - Director)


Date  March 11, 1994                 By          Edward H. Budd
      --------------                    ----------------------------------
                                           (Edward H. Budd - Director)


Date  March 11, 1994                 By          Kent B. Foster
      --------------                    ----------------------------------
                                           (Kent B. Foster - Director)


Date  March 11, 1994                 By         James L. Johnson
      --------------                    ----------------------------------
                                           (James L. Johnson - Director)


Date  March 11, 1994                 By         Richard W. Jones
      --------------                    ----------------------------------
                                           (Richard W. Jones - Director)


Date  March 11, 1994                 By         James L. Ketelsen
      --------------                    ----------------------------------
                                          (James L. Ketelsen - Director)


Date   March 2, 1994                 By           Charles R. Lee
      --------------                    ----------------------------------
                                            (Charles R. Lee - Director)


Date   March 3, 1994                 By           Michael T. Masin
      --------------                    ----------------------------------
                                           (Michael T. Masin - Director)


Date  March 11, 1994                 By           Sandra O. Moose
      --------------                    ----------------------------------
                                           (Sandra O. Moose - Director)


Date  March 11, 1994                 By         Russell E. Palmer
      --------------                    ----------------------------------
                                          (Russell E. Palmer - Director)


Date  March 11, 1994                 By            Howard Sloan
      --------------                    ----------------------------------
                                           (Howard Sloan - Director)

Date   March 11, 1994                 By        Robert D. Storey
      --------------                    ----------------------------------
                                           (Robert D. Storey - Director)


Date  March 11, 1994                 By         James W. Walter
      --------------                    ----------------------------------
                                           (James W. Walter - Director)


Date  March 11, 1994                 By       Charles Wohlstetter
      --------------                    ----------------------------------
                                         (Charles Wohlstetter - Director)

                                                            FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF INCOME
                        GTE Corporation and Subsidiaries

                                                                                              Years Ended December 31
                                                                                           ==========================
                                                                                            1993       1992    1991
                                                                                           --------------------------
                                                                                              (Millions of Dollars)
REVENUES AND SALES:
  Telephone operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $15,829   $15,862   $15,652
  Telecommunications products and services . . . . . . . . . . . . . . . . . . . . . . . .   3,919     4,122     3,969
                                                                                           ---------------------------
    Total revenues and sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19,748    19,984    19,621
                                                                                           ---------------------------
COSTS AND EXPENSES:
  Telephone operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11,765    11,828    11,695
  Telecommunications products and services* . . . . . . . . . . . . . . . . . . . . . . . .  3,578     3,940     3,842
  Restructuring and merger costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,840        --       342
                                                                                           ---------------------------
    Total costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17,183    15,768    15,879
                                                                                           ---------------------------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,565     4,216     3,742
                                                                                           ---------------------------
OTHER (INCOME) DEDUCTIONS:
  Interest expense--net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,197     1,332     1,384
  Other--net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (190)      130       167
                                                                                           ---------------------------
    Total other (income) deductions   . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,007     1,462     1,551
                                                                                           ---------------------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,558     2,754     2,191
  Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    568       967       662
                                                                                           ---------------------------
Income from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    990     1,787     1,529
Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     --       (48)       51
Extraordinary charge--early retirement of debt  . . . . . . . . . . . . . . . . . . . . . .    (90)      (52)       --
Cumulative effect of accounting changes   . . . . . . . . . . . . . . . . . . . . . . . . .     --    (2,441)       --
                                                                                           ---------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    900      (754)    1,580
  Preferred stock dividends of parent . . . . . . . . . . . . . . . . . . . . . . . . . . .     18        26        37
                                                                                           ---------------------------
Net income (loss) applicable to common stock  . . . . . . . . . . . . . . . . . . . . . .  $   882   $  (780)  $ 1,543
                                                                                           ===========================
EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1.03   $  1.95   $  1.69
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --      (.05)      .06
  Extraordinary charge--early retirement of debt  . . . . . . . . . . . . . . . . . . . .     (.10)     (.06)       --
  Cumulative effect of accounting changes   . . . . . . . . . . . . . . . . . . . . . . .       --     (2.70)       --
                                                                                           ---------------------------
  Consolidated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   .93   $  (.86)  $  1.75
                                                                                           ===========================
Average common shares (in millions) . . . . . . . . . . . . . . . . . . . . . . . . . . .      945       905       882
                                                                                           ===========================


- -------------------
*Includes cost of sales of $3,036, $3,143 and $3,160 for the years 1993-1991, respectively.
 See Notes to Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                        GTE Corporation and Subsidiaries

                                                                                                                December 31
                                                                                                         =====================
                                                                                                             1993        1992
                                                                                                         ---------------------
                                                                                                         (Millions of Dollars)
ASSETS
Current Assets:
Cash and temporary cash investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   322    $    354
Receivables, less allowances of $231 and $154 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,900       3,565
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       659         814
Deferred income tax benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       264         111
Net assets of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --       1,114
Assets held for sale and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       803         338
                                                                                                         --------------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,948       6,296
                                                                                                         --------------------
Property, Plant and Equipment, at cost:
Telephone subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43,099      43,354
   Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,737)    (16,054)
                                                                                                         --------------------
                                                                                                           26,362      27,300
                                                                                                         --------------------
Other subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,160       4,075
   Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,802)     (1,555)
                                                                                                         --------------------
                                                                                                            2,358       2,520
                                                                                                         --------------------
    Total property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,720      29,820
                                                                                                         --------------------
Investments and Other Assets:
Franchises, goodwill and other intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,102       2,167
Investments in unconsolidated companies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,431       1,361
Deferred charges  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,462       1,683
Long-term receivables and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       912         817
                                                                                                         --------------------
    Total investments and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,907       6,028
                                                                                                         --------------------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $41,575     $42,144
                                                                                                         ====================

- -------------------
See Notes to Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                        GTE Corporation and Subsidiaries


                                                                                                               December 31
                                                                                                         ====================
                                                                                                             1993        1992
                                                                                                         --------------------
                                                                                                          (Millions of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term obligations, including current maturities  . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,644    $  2,692
Accounts and payrolls payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,968       1,917
Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,108         571
Accrued restructuring costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       540          --
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       469         447
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       227         297
Advance billings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       432         399
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,545       1,188
                                                                                                         --------------------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,933       7,511
                                                                                                         --------------------
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,019      14,182
                                                                                                         --------------------
Reserves and Deferred Credits:
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,807       3,071
Deferred investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       321         414
Employee benefit obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,667       4,436
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,973       1,203
                                                                                                         --------------------
    Total reserves and deferred credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,768       9,124
                                                                                                         --------------------
MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,106       1,077
                                                                                                         --------------------
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION  . . . . . . . . . . . . . . . . . . . . . . . . . . .       156         174
                                                                                                         --------------------
SHAREHOLDERS' EQUITY:
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111         112
Common stock -- shares issued 951,761,892 and 945,147,187 . . . . . . . . . . . . . . . . . . . . . . .        48          47
Amounts paid in, in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,309       7,134
Reinvested earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,769       3,621
Guaranteed ESOP obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (644)       (657)
Common stock held in treasury -- 5,616,851 shares in 1992, at cost  . . . . . . . . . . . . . . . . . .        --        (181)
                                                                                                         --------------------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,593      10,076
                                                                                                         --------------------
    Total liabilities and shareholders' equity .  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $41,575     $42,144
                                                                                                         ====================


- -------------------
See accompanying summary on page 43 for details of preferred stock and long-term debt.
See Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        GTE Corporation and Subsidiaries

                                                                                                   Years Ended December 31
                                                                                            =================================
                                                                                               1993        1992        1991
                                                                                            ---------------------------------
                                                                                                    (Millions of Dollars)
CASH FLOWS FROM OPERATIONS:
Income from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  990      $1,787     $ 1,529
Adjustments to reconcile income to net cash from continuing operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,419       3,289       3,254
  Restructuring and merger costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,840          --         342
  Deferred taxes and investment tax credits . . . . . . . . . . . . . . . . . . . . . . . . .    (864)         37          37
  Change in current assets and current liabilities, excluding the effects
    of acquisitions and dispositions  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13)       (268)       (732)
Other--net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (95)        (13)        213
                                                                                             --------------------------------
  Net cash from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,277       4,832       4,643
  Net cash from discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . .        --          --         141
                                                                                            ---------------------------------
  Net cash from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,277       4,832       4,784
                                                                                            ---------------------------------
CASH FLOWS FROM INVESTING:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,893)     (3,909)     (3,965)
Acquisitions and investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (46)        (84)     (1,132)
Proceeds from sales of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,267         662         177
Other--net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (66)         55        (104)
                                                                                            ---------------------------------
  Net cash used in investing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,738)     (3,276)     (5,024)
                                                                                            ---------------------------------

CASH FLOWS FROM FINANCING:
GTE common stock issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       383       1,513         412
Long-term debt issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,325         590       3,958
Long-term debt and preferred stock retired  . . . . . . . . . . . . . . . . . . . . . . . .    (4,836)     (2,002)     (1,539)
Dividends to shareholders of parent . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,744)     (1,572)     (1,447)
Increase (decrease) in short-term obligations, excluding current maturities . . . . . . . .       304        (254)     (1,094)
Other--net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)          6           5
                                                                                            ---------------------------------
  Net cash provided from/(used in) financing  . . . . . . . . . . . . . . . . . . . . . . .    (3,571)     (1,719)        295
                                                                                            ---------------------------------

Increase (decrease) in cash and temporary cash investments  . . . . . . . . . . . . . . . .       (32)       (163)         55
Cash and temporary cash investments:
  Beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       354         517         462
                                                                                            ---------------------------------
  End of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  322      $  354     $   517
                                                                                            =================================


- ---------------
See Note 15 for supplemental cash flow disclosures.
See Notes to Financial Statements.

             CONSOLIDATED STATEMENTS OF AMOUNTS PAID IN, IN EXCESS
                      OF PAR VALUE AND REINVESTED EARNINGS
                        GTE Corporation and Subsidiaries

                                                                                                   Years Ended December 31
                                                                                               ==============================
                                                                                                  1993       1992        1991
                                                                                               ------------------------------
                                                                                                    (Millions of Dollars)
AMOUNTS PAID IN, IN EXCESS OF PAR VALUE*:
Balance, beginning of year                                                                     $ 7,134    $ 6,232     $ 6,139
Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      201      1,009         101
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (26)      (107)         (8)
                                                                                               ------------------------------
Balance, end of year                                                                           $ 7,309    $ 7,134     $ 6,232
                                                                                               ==============================

REINVESTED EARNINGS:
Balance, beginning of year                                                                     $ 3,621    $ 5,977     $ 5,830
Net income (loss) applicable to common stock  . . . . . . . . . . . . . . . . . . . . . . . .      882       (780)      1,543
Cash dividends declared on common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,748)    (1,590)     (1,410)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14         14          14
                                                                                               ------------------------------
Balance, end of year                                                                           $ 2,769     $ 3,621    $ 5,977
                                                                                               ==============================


- ---------------
*Includes the cumulative foreign currency translation adjustment of $(168), $(126) and $(19) at December 31, 1993-1991, respectively, and the unrealized gains on investments in debt and equity securities of $16 at December 31, 1993.
See Notes to Financial Statements.

           CONSOLIDATED SUMMARY OF PREFERRED STOCK AND LONG-TERM DEBT
                        GTE Corporation and Subsidiaries

                                                                                                                December 31
                                                                                                          ====================
                                                                                                              1993       1992
                                                                                                          --------------------
                                                                                                          (Millions of Dollars)
PREFERRED STOCK:
GTE Corporation:
No Par, 11,923,949 shares authorized at December 31, 1993:
$2.475 series, 4,000,000 shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    100    $   100
Other convertible and nonconvertible at various rates . . . . . . . . . . . . . . . . . . . . . . . .           11         12
                                                                                                          -------------------
                                                                                                          $    111    $   112
                                                                                                          ===================
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION:
GTE Corporation:
Par value $50 per share, 1,681,000 shares authorized at December 31, 1993:
  Nonconvertible 1,681,000 and 1,903,000 shares outstanding, average rate 7.81% . . . . . . . . . . . .   $     84    $    95
Telephone Subsidiaries:
  Average rates 6.83% and 6.91% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72         79
                                                                                                          -------------------
                                                                                                          $    156    $   174
                                                                                                          ===================
LONG-TERM DEBT (EXCLUSIVE OF CURRENT MATURITIES):
GTE Corporation:
  Sinking fund debenture, maturing in 2017, at a rate of 10.75% . . . . . . . . . . . . . . . . . . . .   $    200    $   200
  Debentures, maturing 1998 through 2023 , average rates 9.03% and 9.24%  . . . . . . . . . . . . . . .      3,350      2,850
  Guaranteed ESOP obligation, maturing 1995-2005, average rate 9.67%  . . . . . . . . . . . . . . . . .        669        683
  Other debt, average rates 3.19% and 3.56% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        553      1,100
                                                                                                          -------------------
                                                                                                             4,772      4,833
                                                                                                          -------------------
TELEPHONE SUBSIDIARIES:
  First mortgage bonds, sinking fund debentures and notes, maturing through 2031,
    average rates 7.66% and 8.50% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,768      8,097
                                                                                                          -------------------
OTHER SUBSIDIARIES:
  Sinking fund debentures and notes, maturing through 2009, average rates 8.08% and 8.27% . . . . . . .      1,552      1,372
                                                                                                          -------------------
     Total principal amount . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,092     14,302
   Less: discount and premium--net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (73)      (120)
                                                                                                          -------------------
      Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 13,019    $14,182
                                                                                                          ===================


- ---------------
Preferred stock of telephone subsidiaries not subject to mandatory redemption is included in "Minority interests in equity of subsidiaries" and amounted to $313 and $314 at December 31, 1993 and 1992, respectively.

See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS

                       GTE CORPORATION AND SUBSIDIARIES

                       1. SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of GTE Corporation and subsidiaries ("GTE") include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for on the equity basis. investments of less than 20% are generally accounted for on the cost basis.

      All significant intercompany items have been eliminated, except for sales of construction and maintenance equipment and supplies by majority-owned subsidiaries to regulated telephone subsidiaries. These sales amounted to $696 million, $738 million and $619 million in 1993-1991, respectively, and were made at prices which compare favorably with those at which comparable equipment and supplies could have been obtained elsewhere.

      Reclassifications of prior year data have been made in the accompanying consolidated financial statements where appropriate to conform to the 1993 presentation.

REGULATORY ACCOUNTING

GTE'S telephone companies follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. GTE's telephone companies annually review the continued applicability of FAS 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. In Telephone Operations, this is generally based on the usage of GTE's local-exchange networks or facilities or under revenue sharing arrangements with other telecommunications carriers. For other products and services, revenue is recognized when products are delivered or services are rendered to customers. Long-term contracts are accounted for using the percentage of completion method with revenues recognized in the proportion that costs incurred bear to the estimated total costs at completion. Expected losses, if any, on such contracts are charged to income currently.

DEPRECIATION AND AMORTIZATION

Depreciation is provided over the estimated useful lives of assets using the straight-line method. Depreciation provisions in 1993-1991 for the telephone subsidiaries were equivalent to a composite average percentage of 6.9%, 6.9% and 7.2%, respectively.

      Franchises, goodwill and other intangibles arising from acquisitions are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined principally by the average or first-in, first-out method of inventory valuation.

      Inventories at December 31 were as follows (in millions of dollars):

                                                       1993             1992
                                                   -------------------------
Finished goods  . . . . . . . . . . . . . . . .    $    112         $    155
Work in progress  . . . . . . . . . . . . . . .         232              252
Raw materials . . . . . . . . . . . . . . . . .          94              133
Materials and supplies of telephone subsidiaries        221              274
                                                   -------------------------
  TOTAL . . . . . . . . . . . . . . . . . . . .    $    659         $    814
                                                   =========================

                         NOTES TO FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of subsidiaries operating in foreign countries, except those operating in highly inflationary economies, are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in shareholders' equity, while gains and losses resulting from foreign currency transactions are included in net income. Translation gains and losses of affiliates operating in highly inflationary economies are included in net income as they occur.

EMPLOYEE BENEFIT PLANS

The current service cost of retirement plans and postretirement health care and life insurance benefits are accrued currently. Prior service costs and credits resulting from changes in benefits are amortized over the average remaining service period of the employees expected to receive benefits. In years prior to 1992, the estimated cost of postretirement health care and life insurance benefits were accounted for on a pay-as-you-go basis.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As further described in Note 5, in 1992 GTE adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with FAS 109, deferred income taxes have been established for all temporary differences between the book and tax basis of assets and liabilities, including those which had not been previously recognized in accordance with rate-making practices. In addition, deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, that will be in effect in the years in which the temporary differences are expected to reverse.

        Non-U.S. subsidiaries compute taxes at rates in effect in the various countries in which they operate. Earnings of these subsidiaries may also be subject to additional income and withholding taxes when they are distributed as dividends. These additional taxes, net of applicable tax credits, are accrued currently, except with respect to earnings which are not expected to be remitted because they are permanently reinvested. Undistributed earnings of non-U.S. subsidiaries deemed to be permanently reinvested were approximately $338 million at December 31, 1993.

EARNINGS PER SHARE

Earnings per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Common share equivalents have been excluded from this computation since they do not have a dilutive effect of 3% or more.

CASH AND TEMPORARY CASH INVESTMENTS

Cash and temporary cash investments include cash and investments in short-term, highly liquid securities which generally have maturities when purchased of three months or less.

                   2. INVESTMENTS IN UNCONSOLIDATED COMPANIES

In November 1993, a GTE-led international consortium, Compania de Telefonos del Interior ("CTI") was ranked first in competitive bidding for two cellular licenses by the National Telecommunications Commission of Argentina. It is expected that a contract to award the licenses will be executed in early 1994. GTE, as operator, has a leading 23% ownership interest in CTI, and its partners include AT&T Network Systems and three Argentinean companies along with Trust Company of the West. It is anticipated that CTI will have an initial two year exclusivity to provide cellular services in the north and south interior regions of Argentina. The consortium will invest, through CTI, between $600 and $700 million in the venture.

        In 1992, GTE sold for $530 million, or approximately book value, its remaining 19.9% interest in US Sprint, a joint venture formed in 1986 to market long-distance telephone and data-transmission services.

                         NOTES TO FINANCIAL STATEMENTS


        In December 1991, a GTE-led international consortium ("Venworld"), consisting of AT&T International (U.S.); T.I. Telefonica Internacional de Espana (Spain) and two Venezuelan companies, acquired a 40% ownership interest in Compania Anonima Nacional Telefonos de Venezuela ("CANTV") from the Venezuelan government for approximately $1.9 billion. GTE's share of the purchase price was $961 million, based upon its 51% ownership of Venworld. CANTV is the exclusive provider for local, national long-distance and international long-distance telephone service in Venezuela. CANTV also provides other telecommunication and related services, including cellular telephone and directory advertising services.

        The acquisition of the CANTV shares was accounted for as a purchase and the acquisition cost was allocated based on the fair value of the net assets acquired. The purchase price in excess of the estimated underlying fair value of identifiable net assets acquired is being amortized on a straight-line basis over 40 years. GTE's equity in the earnings of CANTV has been included in "Other-net" in the accompanying consolidated statements of income from the date of acquisition.

                       3. RESTRUCTURING AND MERGER COSTS

Results for 1993 include a one-time pre-tax restructuring charge of $1.8 billion which reduced net income by $1.2 billion, or $1.22 per share.

        This restructuring charge includes $1.4 billion at Telephone Operations primarily to implement its re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan includes $680 million to upgrade or replace existing customer service and administrative systems and enhance network software, $410 million for employee separation benefits associated with workforce reductions and $210 million primarily for the consolidation of facilities and operations and other related costs.

        The re-engineering plan will be implemented over the next three years, with expected reductions of approximately 17,000 Telephone Operations employees during that time.

        The restructuring charge also includes a $400 million reduction in the carrying value of satellite communication assets of GTE Spacenet ("Spacenet") and certain other assets to estimated net realizable value. This action primarily reflects the development of alternative transmission methods through technological advances and increased competition. GTE will also combine its Spacenet business with GTE Government Systems to leverage the combined strength of these two businesses.

        During 1993, Telephone Operations offered various voluntary separation programs to its domestic workforce. These programs resulted in a pre-tax charge of $74 million which reduced net income by $46 million, or $.05 per share.

        The table below has been adjusted for comparison purposes to exclude from income from continuing operations the 1993 impact of the one-time restructuring charge and the charge associated with the Telephone Operations' voluntary separation programs. Results for 1993 have also been adjusted to exclude gains on sales of certain non-strategic telephone properties as described in Note 4, which increased income from continuing operations by $91 million, or $.10 per share (in millions of dollars, except per share amounts):


                                                       1993             1992
                                                   -------------------------
Operating income  . . . . . . . . . . . . . . .     $ 4,479          $ 4,216
Income from continuing operations . . . . . . .       2,095            1,787
Earnings per common share from
  continuing operations . . . . . . . . . . . .        2.20             1.95

        In March 1991, the merger of GTE and Contel Corporation ("Contel") was consummated. As a result, GTE issued 204 million shares of its common stock in a tax-free exchange for all of the outstanding common stock of Contel. The merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements reflect the merged operations for all periods presented. In connection with the merger, GTE recorded a one-time pre-tax charge of $342 million for the costs of consummating the merger and integrating operations.

                         NOTES TO FINANCIAL STATEMENTS

             4. PROPERTY REPOSITIONING AND DISCONTINUED OPERATIONS

In December 1992, GTE announced a plan to pursue the sale or trade of a small percentage of local-exchange telephone properties (representing less than 5% of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. As part of this program, during 1993, GTE sold local-exchange telephone properties serving 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash. The net proceeds from these sales were used to reduce debt. As a result of these transactions, GTE recorded a pre-tax gain of $168 million which is included in "Other-net" in the accompanying consolidated statements of income.

        During 1993, GTE also entered into definitive agreements for the sale of additional local-exchange telephone properties serving over 400,000 access lines in nine states. These transactions are subject to various government and regulatory approvals. The transfers of ownership are expected to occur on a state-by-state basis throughout 1994. The net proceeds from each of these transactions, which are expected to exceed the net book value of the properties to be sold, will be used to further reduce debt. At December 31, 1993, the net book value of the properties to be sold of $543 million is included in "Assets held for sale and other" in the accompanying consolidated balance sheets. In December 1991, GTE adopted a plan to divest its Electrical Products Group ("EPG") in order to focus its resources on the telecommunications industry.

        In January 1993, GTE sold its worldwide Electrical Products businesses in three separate transactions. The aggregate sales price, which included the assumption of debt, totaled approximately $1.2 billion. As a result of these transactions, in December 1992, GTE recorded after-tax charges totaling $100 million, including an extraordinary charge of $52 million resulting from the early retirement of high-coupon debt and a $48 million charge associated with the sale of EPG. The EPG charge was net of $315 million of after-tax gains resulting from the settlement of active and retired employee pension obligations. Revenues and sales of EPG were $2.2 billion in 1992.

        The amount shown as discontinued operations in the accompanying consolidated statement of income for 1991 represents the results of EPG's operations prior to the plan of discontinuance. These 1991 results included revenues and sales of $2.2 billion, income before income taxes of $105 million and net income of $51 million.

                             5. ACCOUNTING CHANGES

In 1992, GTE adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") and No. 109, "Accounting for Income Taxes."

        FAS 106 requires the expected cost of postretirement health care and life insurance benefits to be recognized during the years that employees render service. GTE adopted FAS 106 in its consolidated financial statements on the immediate recognition basis effective January 1, 1992 and recorded a one-time, non-cash charge of $2.3 billion (net of deferred tax benefits of $1.4 billion), or $2.59 per share, to give effect to past service costs. Pursuant to FAS 71, a regulatory asset was not recorded due to GTE's assessment of the long-term competitive environment and uncertainties surrounding the timing and extent of recovery.

        FAS 109 changed the method by which companies account for income taxes. Among other things, the statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The cumulative prior years' effect of this change reduced net income by $100 million, or $.11 per share, in 1992.

                         NOTES TO FINANCIAL STATEMENTS

                            6. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of GTE at December 31, 1993 consisted of two billion shares with a par value of $.05 per share.

        The following table sets forth the number of shares of common stock issued in the last three years (in thousands of shares):


                                                                          1993         1992       1991
                                                                        ------------------------------
Employee stock purchase plan . . . . . . . . . . . . . . . . . . .       5,835        9,050      7,370
Other employee and shareholder plans . . . . . . . . . . . . . . .       5,924        7,737      6,901
Conversion of Contel stock options . . . . . . . . . . . . . . . .         220          448      1,063
Contel merger  . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --    203,900
Public offering  . . . . . . . . . . . . . . . . . . . . . . . . .          --       33,000         --
Other . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . .         253          388        282
                                                                        ------------------------------
  Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,232       50,623    219,516
                                                                        ==============================


        In 1992, GTE sold 33 million shares of its common stock in a public offering at a price of $32.875 per share. The net proceeds of $1.1 billion were used to reduce short-term obligations. As of December 31, 1993, 55 million shares were reserved for issuance under the various employee benefit and shareholder stock purchase plans.

PREFERRED STOCK

Preferred stock has voting rights generally on an equal basis with common stock except for the $2.475 series, which is entitled to one-half of a vote for each share. Dividends are cumulative on all preferred stock.

STOCK OPTION PLANS

GTE maintains stock option plans for key management employees. The options may be granted separately or in conjunction with stock appreciation rights. The options allow the purchase of GTE common stock at the market price on the date of grant and have a term of 10 years. The options vest over periods not exceeding four years.

        The number of shares that are available for granting in each year is limited to four tenths of one percent of GTE's outstanding common stock as of December 31 of the preceding year. Any unused amount is carried forward and made available for granting in the subsequent year.

        The following table summarizes stock option activity during the last three years (number of options in thousands):

                                                 Stock Options    Average Price
                                                 ------------------------------
Balance, January 1, 1991 .  . . . . . . . . . .       8,172         $ 19.78
  Options granted . . . . . . . . . . . . . . .       3,595           31.52
  Options exercised . . . . . . . . . . . . . .      (1,984)          15.28
  Options cancelled or forfeited. . . . . . . .      (1,015)          15.54
                                                 ------------------------------
Balance, December 31, 1991  . . . . . . . . . .       8,768           26.10
  Options granted . . . . . . . . . . . . . . .         876           32.11
  Options exercised . . . . . . . . . . . . . .      (1,737)          20.99
  Options cancelled or forfeited. . . . . . . .        (179)          28.22
                                                 ------------------------------
Balance, December 31, 1992  . . . . . . . . . .       7,728           27.88
  Options granted . . . . . . . . . . . . . . .       1,989           35.24
  Options exercised . . . . . . . . . . . . . .      (1,195)          23.99
  Options cancelled or forfeited. . . . . . . .         (50)          23.21
                                                 ------------------------------
Balance, December 31, 1993  . . . . . . . . . .       8,472         $ 30.19
                                                 ==============================

  At December 31, 1993, 4.9 million options were exercisable.

                         NOTES TO FINANCIAL STATEMENTS

SHAREHOLDER RIGHTS PLAN

GTE maintains a Shareholder Rights Plan to protect shareholders against unsolicited attempts to acquire control of GTE that do not offer what GTE believes to be an adequate price to all shareholders. Under the plan, each outstanding share of GTE Common Stock has associated with it a Right to Purchase, upon the occurrence of certain events, one one-thousandth of a share of Series A Participating No Par Preferred Stock ("Preferred Stock") at $200. The Rights will become exercisable only if a person or group, without GTE's consent, commences a tender or exchange offer for, or acquires 20% or more of the voting power of GTE, or acquires 10% or more of the voting power of GTE and executes an agreement with GTE to effect a merger or other business combination.

        In the event that a person or group acquires 20% or more of GTE's voting power without GTE's consent (the "Acquiring Person"), each holder of a Right, other than the Acquiring Person will be entitled to acquire that number of one one-thousandth of a share of Preferred Stock equal to the number of shares of GTE's Common Stock having a market value of twice the exercise price of the Rights. Similarly, if without GTE's consent, GTE is acquired in a merger or other business combination transaction, each holder of a Right will be entitled to acquire voting shares of the acquiring company at twice the value of the exercise price. The Rights may be redeemed by GTE at any time prior to any person or group acquiring 10% or more of GTE's voting power and will expire on December 7, 1999.

              7.  PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION

Certain outstanding preferred stock issues of GTE are redeemable upon notice at the option of the company, in whole or in part, at a premium and certain issues may be redeemed without premiums through annual sinking funds.

GTE redeemed 222,000 shares in 1993; 177,000 shares in 1992; and 111,000 shares in 1991 of its preferred stock. Preferred shares redeemed by GTE's telephone subsidiaries totaled 242,974 in 1993; 406,898 in 1992; and 293,417 in 1991.
The aggregate redemption requirements for preferred stock subject to mandatory redemption for GTE and its telephone subsidiaries are approximately $11 million in each of the next five years.

GTE's aggregate voluntary redemption price at December 31, 1993, was $170 million, including $83 million for its telephone subsidiaries.

                                    8.  DEBT

During 1993, GTE redeemed prior to scheduled maturity, $2.1 billion of high-coupon first-mortgage bonds of five of its telephone subsidiaries. As a result, an after-tax extraordinary charge of $90 million (net of tax benefits of $53 million), or $.10 per share, was recorded to reflect the expenses of calling these bonds. During 1993, GTE also redeemed $913 million of high-coupon debt with the proceeds from the EPG divestiture (see Note 4). This debt was included in short-term obligations at December 31, 1992.

        Long-term debt as of December 31, 1993 includes $1.8 billion of commercial paper which will be refinanced by the use of existing revolving credit or other financing arrangements that will extend their maturities beyond one year. Estimated payments of long-term debt during the next five years are:
$230 million in 1994; $623 million in 1995; $375 million in 1996; $469 million in 1997; and $784 million in 1998.

        Telephone companies finance part of their construction programs through the use of short-term loans, including commercial paper, which are refinanced at later dates by issues of long-term debt or equity.

        Total short-term obligations, including loans for construction expected to be refinanced, were as follows (in millions of dollars):


                                                                1993                  1992
                                                            ------------------------------
Commercial paper--average rates
  3.5% and 4.4% . . . . . . . . . . . . . . . . . . . . .   $  1,326               $   782
Notes payable to banks--average rates
  9.5% and 6.2% . . . . . . . . . . . . . . . . . . . . .         88                   328
Current maturities of long-term debt  . . . . . . . . . .        230                   669
Debentures retired with EPG proceeds--
  average rate 9.7% . . . . . . . . . . . . . . . . . . .         --                   913
                                                            ------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,644               $ 2,692
                                                            ==============================


        GTE and its subsidiaries had unused lines of credit aggregating $5.4 billion at December 31, 1993, which support outstanding commercial paper and other short-term financing needs.

                         NOTES TO FINANCIAL STATEMENTS

                           9.  FINANCIAL INSTRUMENTS

GTE enters into interest rate and foreign currency contracts in order to reduce its exposure to fluctuations in interest and foreign exchange rates. As of December 31, 1993, interest rate and foreign currency swap agreements aggregated approximately $786 million.

        The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1993 and 1992, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $1.2 billion and $870 million, respectively.

                          10.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

Most subsidiaries have trusteed, noncontributory, defined-benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

      The net pension credit for 1993-1991 was comprised of the following components (in millions of dollars):


                                                          1993       1992       1991
                                                        ----------------------------
Service cost-benefits earned
  during the period . . . . . . . . . . . .                $295      $288       $293
Interest cost on projected
  benefit obligations . . . . . . . . . . .                 584       602        541
Actual return on plan assets  . . . . .                  (2,073)     (732)    (2,093)
Other-net . . . . . . . . . . . . . . . . .                 936      (398)     1,183
                                                        ----------------------------
Net pension credit  . . . . . . . . . . .                  (258)     (240)       (76)
Adjustment to reflect differing
  regulatory treatment  . . . . . . . . . . .                58        54         48
                                                        ----------------------------
Net pension credit recognized . . . . . .                 $(200)    $(186)      $(28)
                                                        ============================



      The expected long-term rate of return on plan assets was 8.25% for 1993 and 1992 and 8.0% in 1991. The regulatory adjustment reflects the use of the aggregate cost method for California intrastate operations as required by the California Public Utilities Commission.

        The funded status of the plans at December 31, 1993 and 1992, was as follows (in millions of dollars):

                                                        1993             1992
                                                     ------------------------
Plan assets at fair value . . . . . . . . . . .      $12,840         $13,578
Projected benefit obligation  . . . . . . . . .        7,391           8,469
                                                     ------------------------
Excess of assets over projected obligation  . .        5,449           5,109
Unrecognized net transition asset . . . . . . .         (778)         (1,287)
Unrecognized net gain . . . . . . . . . . . . .       (2,797)         (2,885)
                                                     ------------------------
Prepaid pension cost  . . . . . . . . . . . . .      $ 1,874         $   937
                                                     ========================

                         NOTES TO FINANCIAL STATEMENTS



      The projected benefit obligations at December 31, 1993 and 1992 include accumulated benefit obligations of $5.5 billion and $6.2 billion and vested benefit obligations of $4.9 billion and $5.6 billion, respectively.

      Assumptions used to develop the projected benefit obligations at December 31, 1993 and 1992 were as follows:


                                                        1993             1992
                                                        ---------------------
Discount rate . . . . . . . . . . . . . . . . .          7.5%             8.0%
Rate of compensation increase . . . . . . . . .         5.25%             6.0%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of GTE's employees are covered under postretirement health care and life insurance benefit plans. In addition, many retirees outside the U.S. are covered by government-sponsored and administered programs. The health care benefits paid under the GTE plans are generally based on comprehensive hospital, medical and surgical benefit provisions, while the life insurance benefits are currently based on annual earnings at the time of retirement. GTE funds amounts for postretirement benefits as deemed appropriate from time to time.

      The postretirement benefit cost for the years 1993 and 1992 included the following components (in millions of dollars):


                                                      1993           1992
                                                   ----------------------
Benefits earned during the year . . . . . . . .    $ 96             $  97
Interest on accumulated postretirement
  benefit obligation  . . . . . . . . . . . . .     290               293
Actual return on plan assets  . . . . . . . . .      (6)               (4)
Other-net . . . . . . . . . . . . . . . . . . .      (2)               --
                                                   ----------------------
Postretirement benefit cost . . . . . . . . . .    $378              $386
                                                   ======================


      During 1991, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $111 million.

      The following table sets forth the plans' funded status and the accrued obligation as of December 31, 1993 and 1992 (in millions of dollars):


                                                      1992              1993
                                                  --------------------------
Accumulated postretirement benefit obligation
attributable to:
      Retirees  . . . . . . . . . . . . . . . .    $ 2,723          $  2,094
      Fully eligible active plan participants .        231               375
      Other active plan participants  . . . . .      1,106             1,650
                                                  --------------------------
Total accumulated postretirement benefit obligation  4,060             4,119
Fair value of plan assets . . . . . . . . . . .        181                61
                                                  --------------------------
Excess of accumulated obligation over plan assets    3,879             4,058
Unrecognized prior service benefit  . . . . . .        710                --
Unrecognized net loss . . . . . . . . . . . . .       (345)               --
                                                   -------------------------
Accrued postretirement benefit obligation . . .    $ 4,244          $  4,058
                                                   =========================



      The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.5% at December 31, 1993 and 8.0% at December 31, 1992. The assumed health care cost trend rates in 1993 and 1992 were 13% and 14% for pre-65 participants and 9.5% and 10% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1993 costs by $66 million and the accumulated postretirement benefit obligation as of December 31, 1993 by $430 million.

                         NOTES TO FINANCIAL STATEMENTS


      During 1993, GTE made certain changes to its postretirement health care and life insurance benefits for non-union employees that are effective January 1, 1995. These changes include, among others, newly established limits to GTE's annual contribution to postretirement medical costs and a revised sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated benefit obligation at December 31, 1993 by $710 million.

SAVINGS AND STOCK OWNERSHIP PLANS

GTE sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, GTE provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $66 million, $72 million and $70 million in the years 1993-1991, respectively.

      GTE maintains an Employee Stock Ownership Plan ("ESOP"). In 1989, the ESOP borrowed $700 million to acquire, at market value, 24.6 million shares of GTE common stock, which will be used to meet GTE's contributions to certain employee savings plans through the year 2004. The unpaid balance of the loan, which has been guaranteed by GTE, is included in the accompanying consolidated balance sheets as long-term debt with a similar reduction in shareholders' equity. The debt service payments, including interest at 9.67%, made by the ESOP for the years 1993-1991 totaled $81 million, $77 million and $74 million, respectively. These payments were funded by $46 million, $44 million and $41 million of dividends accumulated on the GTE stock held by the ESOP and by $35 million, $33 million and $33 million of cash contributions by GTE in 1993-1991, respectively.

                             11.  LEASE COMMITMENTS

GTE has non-cancelable leases covering certain buildings, office space and equipment. Rental expense was $459 million, $590 million, and $632 million in 1993-1991, respectively. Minimum rental commitments under non-cancelable leases through 1998 do not exceed $240 million annually and aggregate $939 million thereafter.

                           12. INTEREST EXPENSE--NET

The components of interest expense-net are as follows (in millions of dollars):


                                                       1993     1992     1991
                                                     ------------------------
Interest expense  . . . . . . . . . . . . . . . .    $1,298   $1,475   $1,575
Interest income . . . . . . . . . . . . . . . . .       (61)    (100)    (135)
Allowance for funds used and interest
  capitalized during construction . . . . . . . .       (40)     (43)     (56)
                                                     ------------------------
Total . . . . . . . . . . . . . . . . . . . . . .    $1,197   $1,332   $1,384
                                                     ========================

                         NOTES TO FINANCIAL STATEMENTS

                               13.  OTHER--NET

The components of other-net are as follows (in millions of dollars):

                                                      1993               1992              1991
                                                    ---------------------------------------------
General and administrative
  corporate expenses  . . . . . . . . . . . .         $204               $187             $192
Minority interests  . . . . . . . . . . . . .          112                112              103
Preferred dividends of subsidiaries . . . . .           22                 23               25
Equity in income of unconsolidated
  companies . . . . . . . . . . . . . . . . .         (164)               (93)             (48)
Gains on sales of telephone properties  . . .         (168)                --               --
Gains on sales of cellular properties,
  real estate and other . . . . . . . . . . .         (196)               (99)            (105)
                                                    ------------------------------------------
Total . . . . . . . . . . . . . . . . . . .          $(190)              $130             $167
                                                    ==========================================



                               14.  INCOME TAXES

Income from continuing operations before income taxes is as follows (in millions of dollars):

                                                      1993              1992             1991
                                                   ------------------------------------------
Domestic  . . . . . . . . . . . . . . . . . . .    $ 1,002          $  2,300         $  1,794
Foreign . . . . . . . . . . . . . . . . . . . .        556               454              397
                                                   ------------------------------------------
  Total . . . . . . . . . . . . . . . . . . . .    $ 1,558          $  2,754         $  2,191
                                                   ==========================================



   The income tax provision (benefit) is as follows (in millions of dollars):


                                                          1993            1992           1991
                                                  -------------------------------------------
Current:
  Federal . . . . . . . . . . . . . . . . . . .    $  1,088          $   655         $    362
  Foreign . . . . . . . . . . . . . . . . . . .         183              171              163
  State and local . . . . . . . . . . . . . . .         161              104              100
                                                  -------------------------------------------
                                                      1,432              930              625
                                                  -------------------------------------------
Deferred:
  Federal . . . . . . . . . . . . . . . . . . .        (682)             105              123
  Foreign . . . . . . . . . . . . . . . . . . .           2                1                7
  State and local . . . . . . . . . . . . . . .        (100)              35               16
                                                  -------------------------------------------
                                                       (780)             141              146
                                                  -------------------------------------------
Amortization of deferred
  Investment tax credits--net . . . . . . . . .         (84)            (104)            (109)
                                                  -------------------------------------------
  Total . . . . . . . . . . . . . . . . . . . .    $    568         $    967         $    662
                                                  ===========================================

                         NOTES TO FINANCIAL STATEMENTS


       The amortization of deferred investment tax credits-net, relates to the amortization of investment tax credits previously deferred by GTE's regulated telephone subsidiaries.

       The components of deferred income tax expense (benefit) are as follows (in millions of dollars):

                                                    1993     1992      1991
                                                   ------------------------
Depreciation and amortization . . . . . . . . .      $32     $125      $110
Employee benefit obligations  . . . . . . . . .      (80)    (114)       13
Prepaid pension cost  . . . . . . . . . . . . .      111       75        28
Restructuring cost  . . . . . . . . . . . . . .     (667)      --        --
Other --net . . . . . . . . . . . . . . . . . .     (176)      55        (5)
                                                   ------------------------
  Total . . . . . . . . . . . . . . . . . . . .    $(780)    $141      $146
                                                   ========================



       A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows (in millions of dollars):


                                                    1993     1992     1991
                                                    ----------------------
Amounts computed at statutory rates . . . . . .     $545    $936      $745
State and local income taxes, net of
  federal tax benefits  . . . . . . . . . . . .       40      91        78
Depreciation of telephone plant
  construction costs previously
  deducted for tax purposes--net  . . . . . . .       48      46        59
Minority interests and preferred stock
  dividends of subsidiaries . . . . . . . . . .       40      40        39
Amortization of investment
  tax credits--net  . . . . . . . . . . . . . .      (84)   (104)     (109)
Rate differentials applied to reversing
  temporary differences.  . . . . . . . . . . .      (30)    (35)      (84)
Other differences--net  . . . . . . . . . . . .        9      (7)      (66)
                                                    ----------------------
Total provision . . . . . . . . . . . . . . . .     $568    $967      $662
                                                    ======================



       The tax effects of temporary differences that give rise to the deferred tax liability and deferred tax (asset) at December 31, 1993 and 1992 are as follows (in millions of dollars):


                                                      1993              1992
                                                   -------------------------
Depreciation and amortization . . . . . . . . .    $ 4,180          $  3,969
Employee benefit obligations  . . . . . . . . .     (1,850)           (1,635)
Prepaid pension cost  . . . . . . . . . . . . .        639               240
Restructuring cost  . . . . . . . . . . . . . .       (667)               --
Other--net  . . . . . . . . . . . . . . . . . .        241               386
                                                   -------------------------
  Total . . . . . . . . . . . . . . . . . . . .    $ 2,543          $  2,960
                                                   =========================

                         NOTES TO FINANCIAL STATEMENTS


                    15. SUPPLEMENTAL CASH FLOW DISCLOSURES

The changes in the components of current assets and current liabilities, excluding the effects of acquisitions and dispositions, and the cash paid for interest and income taxes are as follows (in millions of dollars):


                                                      1993             1992             1991
                                                   -----------------------------------------
(Increase) decrease from assets:
  Receivables--net  . . . . . . . . . . . . . .    $  (706)         $  (231)         $  (534)
  Other current assets  . . . . . . . . . . . .        168               69              (51)
Increase (decrease) from liabilities:
  Accrued taxes and interest  . . . . . . . . .        465              (41)             (80)
  Other current liabilities . . . . . . . . . .         60              (65)             (67)
                                                   -----------------------------------------
    Net cash used . . . . . . . . . . . . . . .    $   (13)         $  (268)         $  (732)
                                                   =========================================
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . .    $ 1,373         $  1,477         $  1,535
  Income taxes  . . . . . . . . . . . . . . . .        880            1,016              721


                            16. BUSINESS GROUP DATA

Industry segment data is shown on pages 20 through 22 of this report.

                             REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS


To the Board of Directors
and Shareholders of GTE Corporation:

We have audited the consolidated financial statements of GTE Corporation (a New York corporation) and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, as set forth on pages 20 through 22 and pages 38 through 55 of this report. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 1992, the company changed its methods of accounting for post-retirement benefits other than pensions and for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedules listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supporting schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           Arthur Andersen & Co.
Stamford, Connecticut
February 1, 1994

                                                           SUPPORTING SCHEDULES

                                                                      Schedule V
                                                                          Page 1
                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1993
                             (Millions of Dollars)


===================================================================================================================================

             Column A                                         Column B       Column C       Column D        Column E      Column F
             --------                                         --------       --------       --------        --------      --------

                                                              Balance       Additions     Retirements        Other         Balance
                                                            at Beginning       at             or           Debits or        at End
         Classifications                                      of Year        Cost (1)        Sales          (Credits)       of Year
- -----------------------------------------------------------------------------------------------------------------------------------
TELEPHONE SUBSIDIARIES:

  Operating properties, at original cost:
      Tangible property -
        Land                                                  $   238        $    6          $    2          $  (6)        $   236
        Buildings                                               3,068           127             106            (28)          3,061
        Central office equipment                               15,487         1,463           1,049           (358)         15,543
        Station apparatus                                         715            61              53            (18)            705
        Station connections                                       655            31              35             (1)            650
        Cable, underground conduit, etc.                       18,236         1,211             780           (475)         18,192
        Furniture and fixtures                                    813            92              58            (24)            823
        Vehicles and other work equipment                       1,122            83             100             11           1,116
        Telephone plant under construction                        668           (15)             -             (10)            643
        Data processing equipment                                 686           113             278             12             533
        Other regulated plant                                      27            (3)            (59)           (78)              5
        Non-regulated property, plant & equipment               1,573           192             114           (124)          1,527
                                                              -------        ------          ------         -------        -------

            Total tangible property                            43,288         3,361           2,516         (1,099)         43,034

      Intangible property                                          66           -                 1            -                65
                                                              -------        ------          ------         ------         -------

            Total telephone subsidiaries                       43,354         3,361           2,517(2)      (1,099)(3)      43,099

OTHER SUBSIDIARIES:
  (See Schedule V, page 2)                                      4,075           611             203           (323)(4)       4,160
                                                              -------        ------          ------         ------         -------

            Total consolidated                                $47,429        $3,972          $2,720        $(1,422)        $47,259
                                                              =======        ======          ======        =======         =======



         The accompanying notes are an integral part of this schedule.

                                                                      Schedule V
                                                                          Page 2
                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1993
                             (Millions of Dollars)




=============================================================================================================

             Column A                       Column B     Column C       Column D       Column E      Column F
             --------                       --------     --------       --------       --------      --------

                                            Balance                    Retirements       Other        Balance
                                          at Beginning   Additions        or           Debits or      at End
         Classifications                    of Year       at Cost        Sales         (Credits)      of Year
- -------------------------------------------------------------------------------------------------------------
OTHER SUBSIDIARIES (at cost):

  Land                                      $  131          $  9          $  4          $ (11)         $  125

  Buildings and building equipment             616            72            12             (8)            668

  Machinery, equipment and tools             2,327           577           158           (310)          2,436

  Data processing equipment                    358            58            21             (5)            390

  Furniture and fixtures                       194             9             4             (8)            191

  Leasehold improvements                        95            30             4             18             139

  Work in progress - other                     354          (144)           -               1             211
                                            ------          ----          ----          -----          ------

                                            $4,075          $611          $203          $(323)(4)      $4,160
                                            ======          ====          ====          =====          ======



         The accompanying notes are an integral part of this schedule.

                                                                      Schedule V
                                                                          Page 3

                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1993
                             (Millions of Dollars)

================================================================================
NOTES:

(1) A reconciliation to amounts shown as capital expenditures in the Consolidated Statements of Cash Flows included elsewhere herein is as follows:

     Plant Additions (per Schedule V, page 1)                           $3,972
     Add (deduct):
        Allowance for funds used and interest
           capitalized during construction                                 (40)
        Retirements - net of $1,593 in
           accumulated depreciation                                         (4)
        Other - net                                                        (35)
                                                                        ------

             Total Capital Expenditures                                 $3,893
                                                                        ======


(2) Includes $1,050 million of property, plant and equipment related to non-strategic telephone properties which were sold in 1993. See Note 4 to the Consolidated Financial Statements included elsewhere herein.


(3) Includes the reclassification of $869 million of property, plant and equipment to other current assets in anticipation of sales of other non-strategic telephone properties in 1994.


(4) Includes the reduction in the carrying value of satellite communication assets of GTE Spacenet and certain other assets to estimated net realizable value.

                                                                      Schedule V
                                                                          Page 1
                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1992
                             (Millions of Dollars)

==================================================================================================================================

             Column A                                         Column B       Column C       Column D        Column E      Column F
             --------                                         --------       --------       --------        --------      --------

                                                              Balance       Additions     Retirements        Other         Balance
                                                            at Beginning       at            or           Debits or        at End
         Classifications                                      of Year       Cost (1)        Sales          (Credits)       of Year
- ----------------------------------------------------------------------------------------------------------------------------------
TELEPHONE SUBSIDIARIES:

  Operating properties, at original cost:
      Tangible property -
        Land                                                  $   226        $   16          $  -           $   (4)        $   238
        Buildings                                               2,994           159              26            (59)          3,068
        Central office equipment                               14,387         1,782             743             61          15,487
        Station apparatus                                         696            77              52             (6)            715
        Station connections                                       740            29              90            (24)            655
        Cable, underground conduit, etc.                       17,181         1,330             254            (21)         18,236
        Furniture and fixtures                                    876            71              60            (74)            813
        Vehicles and other work equipment                       1,117           105              54            (46)          1,122
        Telephone plant under construction                      1,376          (502)            -             (206)            668
        Data processing equipment                                 621            89              15             (9)            686
        Other regulated plant                                      44            (3)             13             (1)             27
        Non-regulated property, plant & equipment               1,518           198             278            135           1,573
                                                              -------        ------          ------         ------         -------

            Total tangible property                            41,776         3,351           1,585           (254)         43,288

      Intangible property                                          70           -                 4            -                66
                                                              -------        ------          ------         ------         -------

            Total telephone subsidiaries                       41,846         3,351           1,589           (254)         43,354

OTHER SUBSIDIARIES:
  (See Schedule V, page 2)                                      3,766           590             179           (102)          4,075
                                                              -------        ------          ------         ------         -------

            Total consolidated                                $45,612        $3,941          $1,768         $ (356)        $47,429
                                                              =======        ======          ======         ======         =======



         The accompanying notes are an integral part of this schedule.

                                                                      Schedule V
                                                                          Page 2
                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1992
                             (Millions of Dollars)



=============================================================================================================
             Column A                       Column B     Column C       Column D       Column E      Column F
             --------                       --------     --------       --------       --------      --------

                                            Balance                    Retirements       Other        Balance
                                          at Beginning   Additions        or           Debits or      at End
         Classifications                    of Year       at Cost        Sales         (Credits)      of Year
- -------------------------------------------------------------------------------------------------------------
OTHER SUBSIDIARIES (at cost):

  Land                                      $  116          $ 11          $ -           $   4         $  131

  Buildings and building equipment             517            41             4             62            616

  Machinery, equipment and tools             2,280           289           110           (132)         2,327

  Data processing equipment                    330            51            32              9            358

  Furniture and fixtures                       205            10             9            (12)           194

  Leasehold improvements                       113            11            20             (9)            95

  Work in progress - other                     205           177             4            (24)           354
                                            ------          ----          ----          -----         ------

                                            $3,766          $590          $179          $(102)        $4,075
                                            ======          ====          ====          =====         ======



         The accompanying notes are an integral part of this schedule.

                                                                      Schedule V
                                                                          Page 3

                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1992
                             (Millions of Dollars)


==================================================================================
NOTE:


(1) A reconciliation to amounts shown as capital expenditures in the Consolidated Statements of Cash Flows included elsewhere herein is as follows:

     Plant Additions (per Schedule V, page 1)                                $3,941
     Add (deduct):
        Allowance for funds used and interest
           capitalized during construction                                      (43)
        Retirements - net of $1,689 in
           accumulated depreciation (per Schedule VI)                           (79)
        Other - net                                                              90
                                                                             ------

             Total Capital Expenditures                                      $3,909
                                                                             ======

                                                                      Schedule V
                                                                          Page 1
                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1991
                             (Millions of Dollars)


=============================================================================================================================
             Column A                                    Column B         Column C       Column D      Column E      Column F
             --------                                    --------         --------       --------      --------      --------
                                                         Balance          Additions     Retirements     Other         Balance
                                                       at Beginning          at            or         Debits or       at End
         Classifications                                 of Year            Cost (1)      Sales       (Credits)       of Year
- -----------------------------------------------------------------------------------------------------------------------------
TELEPHONE SUBSIDIARIES:

  Operating properties, at original cost:
     Tangible property -
       Land                                              $   222           $    7         $    4        $  1         $   226
       Buildings                                           2,854              157             25           8           2,994
       Central office equipment                           14,180            1,181            960         (14)         14,387
       Station apparatus                                     695               57             82          26             696
       Station connections                                 1,840               27          1,118          (9)            740
       Cable, underground conduit, etc.                   16,250            1,285            334         (20)         17,181
       Furniture and fixtures                                845               94             16         (47)            876
       Vehicles and other work equipment                   1,103              133             71         (48)          1,117
       Telephone plant under construction                  1,095              312            -           (31)          1,376
       Data processing equipment                             533              101             42          29             621
       Other regulated plant                                  49                2             14           7              44
       Non-regulated property, plant & equipment           1,422              191            109          14           1,518
                                                         -------           ------         ------        ----         -------

           Total tangible property                        41,088            3,547          2,775         (84)         41,776

     Intangible property                                      70              -              -            -               70
                                                         -------           ------         ------        ----         -------

           Total telephone subsidiaries                   41,158            3,547          2,775         (84)         41,846

OTHER SUBSIDIARIES:
  (See Schedule V, page 2)                                 3,479              640            376          23           3,766
                                                         -------           ------         ------        ----         -------

           Total consolidated                            $44,637           $4,187         $3,151        $(61)        $45,612
                                                         =======           ======         ======        ====         =======


         The accompanying notes are an integral part of this schedule.

                                                                      Schedule V
                                                                          Page 2
                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1991
                             (Millions of Dollars)


=============================================================================================================
             Column A                       Column B     Column C       Column D       Column E      Column F
             --------                       --------     --------       --------       --------      --------
                                            Balance                   Retirements        Other        Balance
                                          at Beginning   Additions        or           Debits or      at End
         Classifications                    of Year      at Cost         Sales         (Credits)      of Year
- -------------------------------------------------------------------------------------------------------------
OTHER SUBSIDIARIES (at cost):

  Land                                      $   98         $ 10          $ -            $   8         $  116

  Buildings and building equipment             787           59            -             (329)           517

  Machinery, equipment and tools             1,376          289           112             727          2,280

  Data processing equipment                    555           54            31            (248)           330

  Furniture and fixtures                       218           15            13             (15)           205

  Leasehold improvements                       110           13             7              (3)           113

  Work in progress - other                     335          200           213            (117)           205
                                            ------         ----          ----           -----         ------

                                            $3,479         $640          $376           $  23         $3,766
                                            ======         ====          ====           =====         ======



         The accompanying notes are an integral part of this schedule.

                                                                      Schedule V
                                                                          Page 3


                        GTE CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1991
                             (Millions of Dollars)

==========================================================================================
NOTE:
(1)  A reconciliation to amounts shown as capital expenditures in the Consolidated Statements of Cash Flows included
     elsewhere herein is as follows:

     Plant Additions (per Schedule V, page 1)                             $ 4,187
     Add (deduct):
        Allowance for funds used and interest
           capitalized during construction                                    (56)
        Retirements - net of $2,884 in
           accumulated depreciation (per Schedule VI)                        (267)
        Discontinued Operations                                               108
        Other - net                                                            (7)
                                                                          -------

             Total Capital Expenditures                                   $ 3,965
                                                                          =======

                                                                     Schedule VI

                        GTE CORPORATION AND SUBSIDIARIES
    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1993
                             (Millions of Dollars)


=================================================================================================================================
             Column A            Column B             Column C             Column D             Column E             Column F
             --------            --------             --------             --------             --------             --------

                                Balance at            Charged            Retirements,                               Balance at
                                Beginning                to              Renewals and            Other                End of
     Description                of Year              Income (1)          Replacements           Changes                Year
- ------------------------------------------------------------------------------------------------------------------------------
TELEPHONE SUBSIDIARIES          $16,054                $2,967              $1,835(2)             $(449)(3)           $16,737

OTHER SUBSIDIARIES                1,555                   369                 181                   59                 1,802
                                -------                ------              ------                -----               -------

      Total Consolidated        $17,609                $3,336              $2,016                $(390)              $18,539
                                =======                ======              ======                ======              =======


NOTES:

(1) See Note 1 to the Consolidated Financial Statements included elsewhere herein for GTE's depreciation policies. A reconciliation of depreciation and amortization shown in the Consolidated Statements of Cash Flows included elsewhere herein is set forth below:

     Provision for depreciation as shown above                     $3,336
     Amortization of franchises, goodwill and other intangibles        83
                                                                   ------
                  Total consolidated                               $3,419
                                                                   ======

(2) Includes $370 million of accumulated depreciation related to non-strategic telephone properties which were sold in 1993.


(3) Other Changes for Telephone Subsidiaries primarily reflect the reclassification of $326 million of accumulated depreciation to other current assets in anticipation of sales of other non-strategic telephone properties in 1994.

                                                                     Schedule VI
                        GTE CORPORATION AND SUBSIDIARIES
    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1992
                             (Millions of Dollars)


===================================================================================================================================
       Column A                  Column B             Column C             Column D             Column E             Column F
       --------                  --------             --------             --------             --------             --------

                                Balance at            Charged            Retirements,                               Balance at
                                Beginning                to              Renewals and            Other                End of
     Description                of Year              Income (1)          Replacements           Changes                Year
- ------------------------------------------------------------------------------------------------------------------------------
TELEPHONE SUBSIDIARIES          $14,877               $2,819               $1,547               $ (95)               $16,054

OTHER SUBSIDIARIES                1,412                  355                  142                 (70)                 1,555
                                -------               ------               ------               ------               --------

      Total Consolidated        $16,289               $3,174               $1,689               $(165)               $17,609
                                =======               ======               ======               ======               =======

NOTE:

(1) See Note 1 to the Consolidated Financial Statements included elsewhere herein for GTE's depreciation policies. A reconciliation of depreciation and amortization shown in the Consolidated Statements of Cash Flows included elsewhere herein is set forth below:

     Provision for depreciation as shown above                        $3,174
     Amortization of franchises, goodwill and other intangibles          115
                                                                       -----
            Total consolidated                                        $3,289
                                                                       =====

                                                                     Schedule VI
                        GTE CORPORATION AND SUBSIDIARIES
    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1991
                             (Millions of Dollars)


===================================================================================================================================
       Column A                  Column B             Column C             Column D             Column E             Column F
       --------                  --------             --------             --------             --------             --------

                                Balance at            Charged             Retirements,                              Balance at
                                Beginning                to               Renewals and           Other                End of
     Description                of Year              Income (1)           Replacements          Changes                Year
- ------------------------------------------------------------------------------------------------------------------------------
TELEPHONE SUBSIDIARIES          $14,762               $2,865                $2,759                $ 9                $14,877

OTHER SUBSIDIARIES                1,187                  299                   125                 51                  1,412
                                -------               ------                ------                ---                -------

      Total Consolidated        $15,949               $3,164                $2,884                $60                $16,289
                                =======               ======                ======                ===                =======

NOTE:

(1) See Note 1 to the Consolidated Financial Statements included elsewhere herein for GTE's depreciation policies. A reconciliation of depreciation and amortization shown in the Consolidated Statements of Cash Flows included elsewhere herein is set forth below:

      Provision for depreciation as shown above                        $3,164
      Amortization of franchises, goodwill and other intangibles           90
                                                                       ------
                  Total consolidated                                   $3,254
                                                                       ======

                                                                   Schedule VIII
                                                                          Page 1
                        GTE CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  For the Years Ended December 31, 1993 - 1991
                             (Millions of Dollars)


===================================================================================================================
       Column A                               Column B              Column C               Column D        Column E
       --------                               --------              --------               --------        --------
                                                                    Additions
                                                          ---------------------------

                                             Balance at    Charged      Charged to         Deductions    Balance at
                                             Beginning  (Credited) to      Other             from          End of
     Description                              of Year      Income        Accounts         Reserves (1)      Year
- ------------------------------------------------------------------------------------------------------------------
December 31, 1993

   Allowance for uncollectible accounts        $ 154       $  329          $ 124(2)          $ 376         $  231
                                               =====       ======          =====             =====         ======

   Accrued business repositioning
      and discontinuance costs                 $ 277       $  -            $ 104(3)          $ 118         $  263
                                               =====       ======          =====             =====         ======

   Accrued merger costs (4)                    $  96       $  -            $   5             $  67         $   34
                                               =====       ======          =====             =====         ======

   Accrued telephone restructuring costs (4)   $  -        $1,370          $  -              $  -          $1,370
                                               =====       ======          =====             =====         ======

December 31, 1992

   Allowance for uncollectible accounts        $ 115        $ 311          $ 219(2)          $ 491          $ 154
                                               =====        =====          =====             =====          =====

   Accrued business repositioning
      and discontinuance costs                 $ 103        $ 197          $   3(3)          $  26          $ 277
                                               =====        =====          =====             =====          =====

   Accrued merger costs (4)                    $ 249        $  -           $ 120(5)          $ 273          $  96
                                               =====        =====          =====             =====          =====

December 31, 1991

   Allowance for uncollectible accounts        $  94        $ 291          $ 265(2)          $ 535          $ 115
                                               =====        =====          =====             =====          =====

   Accrued business repositioning costs        $ 110        $  -           $   3(3)          $  10          $ 103
                                               =====        =====          =====             =====          =====

   Accrued merger costs (4)                    $  -         $ 342          $ 111(6)          $ 204          $ 249
                                               =====        =====          =====             =====          =====


         The accompanying notes are an integral part of this schedule.

                                                                   Schedule VIII
                                                                          Page 2

                        GTE CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                   For the Years Ended December 31, 1993-1991

================================================================================
NOTES:


(1)   Charges for purpose for which reserve was created.

(2)   Recoveries of amounts written off in prior years.

(3)   Primarily reclassifications from other accounts.

(4) See Note 3 to the Consolidated Financial Statements included elsewhere herein.

(5) Represents prepaid pension costs associated with early retirement programs related to the merger.

(6) Primarily relates to capitalized costs expected to be recovered through the regulatory process.

                                                                     Schedule IX
                                                                          Page 1
                        GTE CORPORATION AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                  For The Years Ended December 31, 1993 - 1991
                             (Millions of Dollars)


==========================================================================================================================
       COLUMN A                  COLUMN B          COLUMN C            COLUMN D             COLUMN E           COLUMN F
       --------                  --------          --------            --------             --------           --------
                                                                        Maximum              Average           Weighted
      Aggregate                                    Weighted             Amount               Amount            Average
 Short-Term Borrowing            Balance           Average            Outstanding          Outstanding      Interest Rates
         by                     at End of          Interest           During the           During the         During the
    Business Group               Period             Rates               Period             Period (1)         Period (2)
- --------------------------------------------------------------------------------------------------------------------------

December 31, 1993

    Parent Company               $  -                -  %              $1,481                $  730              3.25%
    Telephone Subsidiaries        1,403             3.85                2,964                 1,140              4.08
    Other Subsidiaries               11             5.73                  391                   233              3.47
                                 ------                                                      ------

      Consolidated               $1,414             3.87%              $3,518                $2,103              3.72%
                                 ======             ====               ======                ======              ====

December 31, 1992

    Parent Company               $  126             3.56%              $2,067                $  804              3.78%
    Telephone Subsidiaries          753             5.48                1,091                   805              4.61
    Other Subsidiaries              231             3.98                  293                   217              4.02
                                 ------                                                      ------

      Consolidated               $1,110             4.95%              $3,063                $1,826              4.18%
                                 ======             ====               ======                ======              ====

December 31, 1991

    Parent Company               $  535             4.93%              $1,217                $  587              5.67%
    Telephone Subsidiaries          787             5.34                  970                   764              6.29
    Other Subsidiaries               42             8.56                2,070                   807              7.40
                                 ------                                                      ------

      Consolidated               $1,364             5.28%              $2,807                $2,158              6.53%
                                 ======             ====               ======                ======              ====

- -----------------------------
Note:

Telephone operating companies finance part of their construction programs through the use of interim short-term loans, including commercial paper, which are generally refinanced at a later date by issues of long-term debt or equity. Other short-term obligations are required to meet the working capital requirements of GTE. The amounts shown above exclude current maturities of long-term debt of $230, $669 and $927 at December 31, 1993-1991, respectively. The amounts shown above at December 31, 1992 exclude $913 of high-coupon debt retired in early 1993 with the proceeds from the Electrical Products Group divestiture.

         The accompanying notes are an integral part of this schedule.

                                                                     Schedule IX
                                                                          Page 2

                        GTE CORPORATION AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                  For the Years Ended December 31, 1993 - 1991


==============================================================================
NOTES:

(1) Computed by dividing the total of month-end balances of outstanding short-term borrowings by 13.

(2) Computed by multiplying the monthly weighted average interest rate for each month by the corresponding outstanding short-term borrowings, dividing the total by 13 and dividing the result by the average amount outstanding during the period.

                                                                      Schedule X


                        GTE CORPORATION AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  For the Years Ended December 31, 1993 - 1991

                             (Millions of Dollars)



=============================================================================
                                                 CHARGED TO EXPENSE
                                          -------------------------------
                                           1993         1992        1991
                                           ----         ----        ----
Maintenance and repairs                   $2,136       $2,097      $2,206
                                          ======       ======      ======

Taxes other than income taxes:
  State and local property                $  412       $  378      $  370
  Gross receipts                             137          128         102
  Franchise and other                         67           93          88
  Less - portion of above taxes
    charged to plant                         (34)         (34)        (62)
                                          ------       ------      ------

     Total                                $  582       $  565      $  498
                                          ======       ======      ======

                                                                        EXHIBITS

                               INDEX OF EXHIBITS

Exhibit
 Number                              Description
- -------     -------------------------------------------------------------
  3.1(a)    Articles of Incorporation, as restated
  3.2       Certificate of Amendment of the Certificate of Incorporation
              of GTE Corporation (filed January 27, 1994)
  3.3(b)    By-Laws of GTE Corporation
  3.4       Amendments to By-Laws of GTE Corporation
             (effective October 20, 1993)
  10-1(c)   Material Contracts - Deferred Compensation Plan for Directors
  10-2(d)   Material Contracts - Agreements Between GTE and Key Executives
  10-3(e)   Material Contracts - Supplemental Executive Retirement Plan
  10-4(f)   Material Contracts - Long-Term Incentive Plan
  10-5(g)   Material Contracts - Executive Incentive Plan
  10-6(h)   Material Contracts - Executive Retired Life Insurance Plan
  10-7      Material Contracts - Consulting Agreement between GTE Service
              Corporation and John L. Segall
  10-8(i)   Material Contracts - Phantom Stock Plan
  10-9(j)   Material Contracts - Director's Retirement Plan
  10-10(k)  Material Contracts - Charitable Awards Program
  11        Statement re: Calculation of Earnings Per Common Share
  12        Statement re: Calculation of the Ratio of Earnings to Fixed Charges
  21        Significant Subsidiaries of Registrant
  23        Consent of Independent Public Accountants

- -------------
(a) GTE's restated Articles of Incorporation (except for the amendment, 3.2 above, filed with this Form 10-K) were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-50263), and are incorporated herein by reference.

(b) GTE's By-Laws (except for the amendments, 3.4 above, filed with this Form 10-K) were filed as exhibits to GTE's registration statement on Form S-3 (File No. 33-50263), and are incorporated herein by reference.

(c) GTE's Deferred Compensation Plan for Directors was filed as an exhibit to GTE's 1992 Form 10-K and is incorporated herein by reference.

(d) Agreements with certain key executives of GTE were filed as exhibits to GTE's Form 8-K filed on September 11, 1987, GTE's 1989, 1990, 1991, and 1992 Forms 10-K, and are incorporated herein by reference.

(e) GTE's Supplemental Executive Retirement Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. An amendment was filed with GTE's 1992 Form 10-K, and is incorporated herein by reference. An amendment dated December 30, 1993 is filed herewith.

(f) GTE's Long-Term Incentive Plan was filed as an exhibit to GTE's Proxy Statement covering the Annual Meeting of Shareholders held on May 15, 1991, and is incorporated herein by reference.

(g) GTE's Executive Incentive Plan was filed as an exhibit to GTE's 1993 Proxy Statement, and is incorporated herein by reference.

(h) GTE's Executive Retired Life Insurance Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. An amendment was filed with GTE's 1992 Form 10-K, and is incorporated herein by reference. An amendment dated November 11, 1993 is filed herewith.

(i) GTE's Phantom Stock Plan was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.

(j) GTE's Director's Retirement Plan was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.

(k) GTE's Charitable Awards Program was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.