Form 10-Q
period 1994-03-31
GTE CORP
filed 1994-05-12
CIK 40858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



                                F O R M  10 - Q

              X  Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                      For the period ended March 31, 1994
                                           ..............

                                       or

                 Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from       to

                        Commission File Number:  1-2755
                                                 ......


                                GTE Corporation
             ......................................................
             (Exact name of registrant as specified in its charter)


           New York                                           13-1678633
..............................................................................
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                One Stamford Forum, Stamford, Conn.        06904
           .........................................................
             (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code 203-965-2000
                                                   ............

..............................................................................

Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
      subject to such filing requirements for the past 90 days.  YES   X
      NO      .


      GTE had 956,672,420 shares of $.05 par value common stock outstanding at April 30, 1994.



PART I.  FINANCIAL INFORMATION

                        GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended
                                                       March 31
                                                   1994        1993
                                                     (In Millions)

REVENUES AND SALES                                $4,746      $4,826

COSTS AND OPERATING EXPENSES                       3,628       3,725

   Operating income                                1,118       1,101

OTHER (INCOME) DEDUCTIONS:
   Interest expense                                  278         338
   Allowance for funds used and interest
     capitalized during construction                  (7)         (8)
   Interest income                                   (11)        (16)
   Other - net                                        42          53

                                                     302         367

   Income before income taxes                        816         734

INCOME TAX PROVISION                                 312         274

   Net income                                        504         460

PREFERRED STOCK DIVIDENDS OF PARENT                    4           4
   Net income applicable to
     common stock                                 $  500     $   456

EARNINGS PER COMMON SHARE                         $  .52     $   .48

DIVIDENDS DECLARED PER COMMON SHARE               $  .47     $  .455

AVERAGE COMMON SHARES                                954         941






        The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                   CONDENSED SUMMARY OF CONSOLIDATED RESULTS



                                                    Three Months Ended
                                                         March 31
                                                     1994        1993
                                                       (In Millions)

REVENUES AND SALES:
   Telephone Operations                             $ 3,865    $ 3,915
   Telecommunications Products and Services             881        911

      Total revenues and sales                      $ 4,746    $ 4,826

OPERATING INCOME:
   Telephone Operations                             $ 1,025    $ 1,041
   Telecommunications Products and Services              93         60

      Operating income                                1,118      1,101

OTHER DEDUCTIONS:
   Interest expense - net                               260        314
   Other - net                                           42         53

      Income before income taxes                        816        734

Income tax provision                                    312        274

      Net income                                        504        460

Preferred stock dividends of parent                       4          4

      Net income applicable to
        common stock                                $   500    $   456






          The accompanying notes are an integral part of this summary.

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Consolidated

Consolidated net income for the first quarter of 1994 was $504 million, or $.52 per share, compared with $460 million, or $.48 per share, in the first quarter of last year, representing an 8 percent increase in earnings per share.

Operating income increased to $1.12 billion compared with $1.10 billion reported in the first quarter of last year which included approximately $28 million of operating income attributable to non-strategic telephone properties sold at the end of 1993. Excluding the 1993 first quarter contribution of these properties, operating income increased by 4 percent.

Consolidated revenues and sales for the first quarter totaled $4.75 billion compared with $4.83 billion in the first quarter of last year which included $86 million of revenues from telephone properties sold. Excluding the revenues from these properties, consolidated revenues and sales were essentially unchanged. Substantially higher mobile-cellular revenues and increased volumes at Telephone Operations were offset by lower government-communications sales, primarily resulting from the completion late last year of the Mobile Subscriber Equipment contract, and competitive domestic telephone price reductions.


Telephone Operations

Telephone revenues for the first quarter of 1994 amounted to $3.87 billion, compared with $3.92 billion a year ago. Excluding the impact of the non-strategic properties sold, revenues would have increased slightly compared with $3.83 billion in the first quarter of 1993. Increases in unit volumes, in both domestic and international operations, were largely offset by more competitive domestic price reductions including lower access tariffs charged to long-distance companies. Minutes-of-use of GTE's domestic local-exchange network for long-distance calling grew at a rate of 6.6 percent, while total access lines increased 4.3 percent over last year.

Effective January 1, 1994, pursuant to its agreement with the California Public Utilities Commission and its normal annual price cap filing, GTE California, a wholly-owned subsidiary, reduced its rates by about $100 million on an annual basis.

Operating income for the first quarter of 1994 was $1.02 billion, slightly higher than the first quarter last year, excluding the results of the properties sold. This improvement reflects increased revenues and the favorable effects of on-going cost-reduction programs which were offset, in part, by higher depreciation.

During the first quarter of 1994 GTE's Telephone Operations began implementation of its re-engineering plan. This plan will allow Telephone Operations to continue to respond aggressively to competitive and regulatory

                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position GTE to accelerate delivery of a full array of voice, video and data services.

As of March 31, 1994, access lines served by GTE's domestic and international telephone companies operating in 33 states, Canada, the Dominican Republic and Venezuela totaled 22.3 million.


Telecommunications Products and Services

Revenues and sales from Telecommunications Products and Services, which includes mobile-cellular, government systems, information services, yellow-pages directory advertising and satellite and aircraft-passenger communications services, decreased to $881 million for the quarter, compared with $911 million for the same quarter last year. This 3 percent decline in revenue reflects the completion late last year of the eight-year Mobile Subscriber Equipment contract which more than offset the 41 percent increase in revenues from the mobile-cellular business.

Operating income in the first quarter of 1994 rose to $93 million, compared with $60 million in the first quarter of last year, despite the revenue decline. This increase reflects improved performance at the mobile-cellular business, as well as reduced depreciation primarily related to the reduction in the carrying value of satellite communication assets recorded at the end of 1993.

Cellular customer growth continued at a high level during the first quarter with a total of 143,000 new customers added. This brings total customers served, including property sales and purchases, to 1,718,000, an increase of 49 percent over the first quarter of last year. During the quarter, service revenues per subscriber averaged $68 per month, compared with $69 per month in the preceding quarter and $70 per month in the first quarter of last year.
The current average reflects the continued growth of casual users in the subscriber base. Cellular service revenues, which exclude equipment sales, were $335 million for the first quarter of 1994, 41 percent higher than the same period last year. Operating cash flows, representing operating income before depreciation and amortization, reached $113 million in the first quarter, a 45 percent improvement over the first quarter of 1993.

As of March 31, 1994, GTE's U.S. mobile-cellular operations served a population of some 53 million "POPs" (total U.S. population served times GTE's percentage interest in the market). Outside the United States, GTE operates mobile-cellular networks through international subsidiaries in Canada, the Dominican Republic and Venezuela, where an additional 210,000 customers are served. The largest market currently is Canada, where the "POPs" served totaled 2 million as of March 31, 1994. In the second quarter of 1994, a GTE-led consortium will begin cellular operations serving an area with a population of 22 million in the northern and southern regions of Argentina. GTE has a 23 percent ownership stake in this consortium.

                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Other Deductions

Net interest expense for the first quarter of 1994 decreased 17 percent to $260 million compared to $314 million in the first quarter of last year. This decrease reflects a reduction of more than $2 billion in debt levels during 1993.

Other-net for the first quarter of 1994 includes a $29 million pre-tax gain on the sale of a non-strategic cellular property. This gain was largely offset by a $10 million pre-tax charge for costs associated with the early redemption of preferred stock and higher minority interests.


CAPITAL RESOURCES AND LIQUIDITY

Cash from operations for the first three months of 1994 totaled $1.21 billion compared to $1.27 billion for the first quarter of 1993. The slight decline reflects the payment of income taxes related to the completion of the Mobile Subscriber Equipment contract which, for income tax purposes, was accounted for using the completed contract method and gains on non-strategic properties sold in late-1993.

Cash used in investing activities for the first three months of 1994 totaled $863 million, compared with $226 million provided from investing activities in the first quarter of 1993. Cash provided from investing activities during the first quarter of 1993 included proceeds of $1.02 billion from the sale of the Electrical Products businesses.

For the first quarter of 1994, capital expenditures totaled $830 million compared with $821 million in the same period last year. For the full year 1994, capital expenditures are expected to be approximately $4.3 billion, approximately 10 percent more than in 1993. The majority of new investment is being made in GTE's regulated telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as cellular, to increase capacity and continue to improve the quality of the network.

Cash used in financing activities for the first three months of 1994 totaled $318 million, compared with $1.54 billion in the same period last year. Financing activities in the first quarter of 1994 include the issuance of $1 billion of long-term debt related primarily to the refinancing of high-coupon redemptions begun in 1993. In March 1994, GTE authorized the additional redemption of its $2.475 No Par Preferred Stock aggregating $100 million. Since the beginning of 1992, GTE has reduced total debt (and preferred stock) by over $4.0 billion.

Dividends and the capital requirements for GTE's businesses should continue to be funded largely with cash from operations and the funds generated from the employee stock purchase and dividend reinvestment plans. Cash requirements to begin implemention of the re-engineering plan at Telephone Operations were minimal during the first quarter of 1994 and are expected to be largely offset by cost savings during the remainder of the year. Pursuant to definitive

- - 5 -


                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


agreements entered into in 1993, GTE expects to complete, during the remainder of 1994, the sale of non-strategic local-exchange telephone properties serving over 400,000 access lines in nine states. The net proceeds from these transactions will be used to further reduce debt.

GTE and its subsidiaries maintain strong, investment grade credit ratings which should facilitate continued access to long-term credit markets and the U.S. commercial paper market. Moreover, more than $4.6 billion of bank lines of credit are available to back up commercial paper borrowings and for working capital requirements.













































- - 6 -




                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   March 31,    December 31,
                                                     1994           1993
                                                         (In Millions)

               ASSETS

CURRENT ASSETS:
   Cash and temporary cash investments               $   352      $   322
   Receivables, less allowances
     of $214 and $231 million                          3,617        3,900
   Inventories                                           686          659
   Assets held for sale and other (Note 2)             1,081        1,067
     Total Current Assets                              5,736        5,948


PROPERTY, PLANT AND EQUIPMENT, at cost:
   Telephone subsidiaries                             43,369       43,099
     Accumulated depreciation                        (17,087)     (16,737)
                                                      26,282       26,362

   Other subsidiaries                                  4,269        4,160
     Accumulated depreciation                         (1,881)      (1,802)
                                                       2,388        2,358

     Total Property, Plant and Equipment, net         28,670       28,720


INVESTMENTS AND OTHER ASSETS:
   Franchises, goodwill and other intangibles          2,108        2,102
   Investments in unconsolidated companies             1,413        1,431
   Deferred charges                                    2,515        2,462
   Long-term receivables and other assets                911          912
     Total Investments and Other Assets                6,947        6,907


     Total Assets                                    $41,353      $41,575











         The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,     December 31,
                                                     1994            1993
                                                        (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
   Short-term obligations, including
     current maturities                             $ 2,679       $ 1,644
   Accounts and payrolls payable                      1,770         1,968
   Accrued taxes                                        950         1,108
   Accrued restructuring costs                          527           540
   Dividends payable                                    468           469
   Other                                              2,229         2,204
     Total Current Liabilities                        8,623         7,933

LONG-TERM DEBT                                       12,004        13,019

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes                              2,906         2,807
   Employee benefit obligations                       4,695         4,667
   Other                                              2,262         2,294
     Total Reserves and Deferred Credits              9,863         9,768

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES          1,117         1,106

PREFERRED STOCK, subject to mandatory redemption        123           156

SHAREHOLDERS' EQUITY:
   Preferred stock                                       11           111
   Common stock - shares issued 954,613,186
      and 951,761,892                                    48            48
   Amounts paid in, in excess of par value            7,375         7,309
   Reinvested earnings                                2,828         2,769
   Guaranteed ESOP obligation                          (639)         (644)
     Total Shareholders' Equity                       9,623         9,593




     Total Liabilities and Shareholders' Equity     $41,353       $41,575






        The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              March 31
                                                        1994           1993
                                                           (In Millions)
Cash Flows from Operations:

   Net income                                         $  504        $  460

   Adjustments to reconcile net income to
     net cash from operations:
        Depreciation and amortization                    837           834
        Change in current assets and current
          liabilities, excluding the effects of
          acquisitions and dispositions                 (226)          (14)
        Deferred income taxes and other - net             96           (11)
        Net cash provided from operations              1,211         1,269

Cash Flows from Investing:
   Capital expenditures                                 (830)         (821)
   Proceeds from sales of businesses                      58         1,021
   Other - net                                           (91)           26
        Net cash provided from (used in) investing      (863)          226

Cash Flows from Financing:
   GTE common stock issued                               138           127
   Long-term debt issued                                 990            57
   Long-term debt and preferred stock retirements     (1,534)       (1,238)
   Dividends to shareholders of parent                  (449)         (428)
   Increase (decrease) in short-term obligations,
      excluding current maturities                       528           (60)
   Other - net                                             9             3
        Net cash used in financing                      (318)       (1,539)

Increase (decrease) in cash and temporary
  cash investments                                        30           (44)

Cash and temporary cash investments:
   Beginning of period                                   322           354
   End of period                                      $  352        $  310

   Cash paid during the period for:
     Interest                                         $  200        $  300
     Income taxes                                        420           282

        The accompanying notes are an integral part of these statements.

                       GTE CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION:

     The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.


(2)  SALE OF TELEPHONE PROPERTIES:

     In December 1992, GTE announced a plan to pursue the sale or trade of a small percentage of local-exchange telephone properties (representing less than 5% of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. As part of this program, during the fourth quarter of 1993, GTE sold local-exchange telephone properties serving 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash. The net proceeds from these sales were used to reduce debt.

     The Condensed Summary of Consolidated Results and the Condensed Consolidated Statement of Income for 1993 include the operations of those properties sold at the end of 1993. For comparability, the table below includes pro forma adjustments to remove the operating results of those properties, including interest, from the first quarter 1993 results.

                                                         Three Months Ended
                                                              March 31
                                                          1994        1993
                                                            (In Millions)
     REVENUES AND SALES:
        Telephone Operations                             $3,865     $3,829
        Telecommunications Products and Services            881        911
           Total revenues and sales                      $4,746     $4,740

     OPERATING INCOME:
        Telephone Operations                             $1,025     $1,013
        Telecommunications Products and Services             93         60
           Total operating income                        $1,118     $1,073

     NET INCOME APPLICABLE TO COMMON STOCK               $  500     $  448

     EARNINGS PER COMMON SHARE                           $  .52     $  .48

- - 10 -


                       GTE CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     GTE has also entered into definitive agreements for the sale of additional non-strategic local-exchange telephone properties serving over 400,000 access lines in nine states. These transactions are subject to various government and regulatory approvals. The transfers of ownership are expected to occur on a state-by-state basis later in 1994. The net proceeds from each of these transactions, which are expected to exceed the net book value of the properties to be sold, will be used to further reduce debt.


(3)  INVESTMENT IN ARGENTINA:

     In early 1994, a GTE-led international consortium, Compania de Telefonos del Interior ("CTI") was successful in its bid for two cellular licenses to provide cellular services in Argentina. GTE, as operator, has a leading 23 percent ownership interest in CTI, and its partners include AT&T Network Systems, Trust Company of the West and three other companies. CTI has an initial two year exclusivity to provide cellular services in the north and south interior regions of Argentina. The two contracts constitute one of the largest cellular license awards in South America to date, involving an area with a population of 22 million.
     The consortium will invest, through CTI, up to $700 million over the next two to three years.

     GTE's investment is being accounted for on the equity method. Accordingly, GTE's investment is included in the accompanying condensed consolidated balance sheet under the caption "Investments in unconsolidated companies".

PART II.  OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)  Annual Meeting - April 20, 1994

           (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                        Shares Voted

                   Directors            Shares For             Shares Withheld

                James R. Barker         745,510,684              23,389,635
                Richard W. Jones        745,062,064              23,838,255
                Howard Sloan            743,797,632              25,102,687
                James W. Walter         744,515,134              24,385,185
                Charles Wohlstetter     740,173,115              28,727,204

           (c)  Other matters voted upon:


           Proposal to Ratify the Appointment of Auditors

           Shareholders ratified the appointment of Arthur Andersen & Co. to conduct the annual audit of the financial statements of GTE Corporation and its subsidiary companies for the year ending December 31, 1994. The vote was:

           FOR - 743,148,741 shares, or 97.90 percent of the shares voted.

           AGAINST - 15,922,704 shares, or 2.10 percent of the shares voted.

           ABSTENTIONS - 9,828,874 shares.


           Proposal to Implement a System of Confidential Voting

           Shareholders voted against a shareholder proposal requiring the implementation of a system of confidential voting whereby (a) all proxies, ballots and voting tabulations that identify shareholders shall be kept secret and (b) independent third parties shall tabulate such votes. The vote was:

           FOR - 263,207,797 shares, or 42.00 percent of the shares voted.

           AGAINST - 363,525,076 shares, or 58.00 percent of the shares voted.

           ABSTENTIONS - 14,548,493 shares.

           BROKERS NON-VOTES - 127,498,447 shares.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)


           Proposal to Establish a Committee to Develop Criteria for Military Contracts

           Shareholders voted against a shareholder proposal for the establishment of a committee to develop criteria for military contracts. The vote was:

           FOR - 58,328,223  shares, or 9.40 percent of the shares voted.

           AGAINST - 562,284,290 shares, or 90.60 percent of the shares voted.

           ABSTENTIONS - 20,669,853 shares.

           BROKERS NON-VOTES - 127,497,447 shares.


           Proposal to Eliminate the Staggered Election of Directors

           Shareholders voted against a shareholder proposal to eliminate the staggered election of Directors. The vote was:

           FOR - 181,769,379 shares, or 29.02 percent of the shares voted.

           AGAINST - 444,484,540 shares, or 70.98 percent of the shares voted.

           ABSTENTIONS - 15,023,727 shares.

           BROKERS NON-VOTES - 127,502,167 shares.


           Proposal for the Establishment of Criteria to Limit Executive Officers' Compensation

           Shareholders voted against a shareholder proposal for the Board of Directors to establish criteria to limit executive officers' compensation. The vote was:

           FOR - 138,264,195 shares, or 22.15 percent of the shares voted.

           AGAINST - 485,978,618 shares, or 77.85 percent of the shares voted.

           ABSTENTIONS - 17,037,143 shares.

           BROKERS NON-VOTES - 127,499,857 shares.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)


           Proposal to Limit Executive Officers' Pay Increases

           Shareholders voted against a shareholder proposal to limit executive officers' pay increases. The vote was:

           FOR - 139,139,823 shares, or 22.28 percent of the shares voted.

           AGAINST - 485,448,507 shares, or 77.72 percent of the shares voted.

           ABSTENTIONS - 16,693,036 shares.

           BROKERS NON-VOTES - 127,498,447 shares.


           Proposal to Request a Report of the Board of Directors on the Coalition for Environmentally Responsible Economies ("CERES") Principles

           Shareholders voted against a shareholder proposal to request a report of GTE's Board of Directors on the CERES Principles. The vote was:

           FOR - 80,647,557 shares, or 13.32 percent of the shares voted.

           AGAINST - 524,734,606 shares, or 86.68 percent of the shares voted.

           ABSTENTIONS - 35,900,203 shares.

           BROKERS NON-VOTES - 127,497,447 shares.


           Proposal to Request a Report of the Board of Directors Regarding Equal Employment Opportunity ("EEO") and Affirmative Action Policies and Programs

           Shareholders voted against a shareholder proposal to request a report of GTE's Board of Directors regarding EEO and Affirmative Action policies and programs. The vote was:

           FOR - 87,199,637 shares, or 14.41 percent of the shares voted.

           AGAINST - 517,908,009 shares, or 85.59 percent of the shares voted.

           ABSTENTIONS - 36,175,120 shares.

           BROKERS NON-VOTES - 127,497,047 shares.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits required by Item 601 of Regulation S-K.

                (11) Statement re: Calculation of earnings per common share

                (12) Statement re: Calculation of the ratio of earnings to fixed charges

           (b) GTE filed a report on Form 8-K dated January 13, 1994 under Item 5, "Other Events". No financial statements were included with this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GTE CORPORATION
                                                .............................
                                                         (Registrant)





Date:  May 12, 1994                             By    J. Michael Kelly
                                                .............................
                                                      J. Michael Kelly
                                                Senior Vice President-Finance




Date:  May 12, 1994                             By      Marianne Drost
                                                .............................
                                                        Marianne Drost
                                                          Secretary