Form 10-Q
period 1994-06-30
GTE CORP
filed 1994-08-12
CIK 40858

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549




                                  F O R M  10 - Q

                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                         For the period ended June 30, 1994
                                              .............

                                         or

                   Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the transition period from       to

                           Commission File Number: 1-2755
                                                   ......

                                  GTE Corporation
              ......................................................
              (Exact name of registrant as specified in its charter)
            New York                                            13-1678633
  ..............................................................................
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                 One Stamford Forum, Stamford, Conn.         06904
               .....................................................
               (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code 203-965-2000
                                                     ............


  ..............................................................................

  Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
        subject to such filing requirements for the past 90 days.  YES   X
        NO     .

        GTE had 958,835,875 shares of $.05 par value common stock outstanding at July 31, 1994.


  PART I.  FINANCIAL INFORMATION

                                      GTE CORPORATION AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended         Six Months Ended
                                                             June 30                   June 30
                                                        1994          1993          1994         1993
                                                                         (In Millions)

  REVENUES AND SALES                                   $4,955        $4,916        $9,701      $9,742

  COSTS AND OPERATING EXPENSES                          3,745         3,878         7,373       7,603

      Operating income                                  1,210         1,038         2,328       2,139

  OTHER (INCOME) DEDUCTIONS:
      Interest expense                                    290           326           568         664
      Allowance for funds used and interest
        capitalized during construction                    (7)           (9)          (14)        (17)
      Interest income                                     (13)           (6)          (24)        (22)
      Other - net                                         (48)           37            (6)         90

                                                          222           348           524         715

      Income before income taxes                          988           690         1,804       1,424

  INCOME TAX PROVISION                                    393           252           705         526

      Net income                                          595           438         1,099         898

  PREFERRED STOCK DIVIDENDS OF PARENT                       2             5             6           9

      Net income applicable to common stock            $  593        $  433        $1,093      $  889

  EARNINGS PER COMMON SHARE                             $ .62         $ .46         $1.14        $.94

  DIVIDENDS DECLARED PER COMMON SHARE                   $ .47         $.455         $ .94        $.91

  AVERAGE COMMON SHARES                                   956           943           955         942


                     The accompanying notes are an integral part of these statements.


                                                   -1-



                                     GTE CORPORATION AND SUBSIDIARIES

                                CONDENSED SUMMARY OF CONSOLIDATED RESULTS


                                                       Three Months Ended         Six Months Ended
                                                            June 30                    June 30
                                                       1994          1993         1994        1993
                                                                         (In Millions)

  REVENUES AND SALES:
    Telephone Operations                               $3,984       $3,921      $7,849      $7,836
    Telecommunications Products and Services              971          995       1,852       1,906

      Total revenues and sales                         $4,955       $4,916      $9,701      $9,742

  OPERATING INCOME:
    Telephone Operations                               $1,068       $  951      $2,093      $1,992
    Telecommunications Products and Services              142           87         235         147

      Operating income                                  1,210        1,038       2,328       2,139

  OTHER (INCOME) DEDUCTIONS:
    Interest expense - net                                270          311         530         625
    Other - net                                           (48)          37          (6)         90

      Income before income taxes                          988          690       1,804       1,424

  Income tax provision                                    393          252         705         526

      Net income                                          595          438       1,099         898

  Preferred stock dividends of parent                       2            5           6           9

      Net income applicable to
        common stock                                   $  593       $  433      $1,093      $  889




                       The accompanying notes are an integral part of this summary.






                                                   -2-

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  Consolidated

  Consolidated net income for the second quarter of 1994 was $595 million, or $.62 per share, compared with $438 million, or $.46 per share, in the second quarter last year. The results for the second quarter of 1994 include after-tax gains on sales of non-strategic telephone properties of $71 million, or $.07 per share, while last year's second quarter results included a one-time after-tax charge of $46 million, or $.05 per share, for Telephone Operations' voluntary separation programs. Excluding these special items, earnings per share for the quarter increased 8 percent. For the first half of 1994, consolidated net income was $1.10 billion, or $1.14 per share, compared with $898 million, or $.94 per share last year. Excluding the impact of the non-strategic telephone properties sold and the 1993 separation charge, earnings per share for the first half increased 8 percent over 1993.

  Operating income for the second quarter and first six months of 1994 rose 10 percent and 7 percent, respectively, to $1.20 billion and $2.30 billion, exclusive of the special items and the operating income attributable to non-strategic properties sold in 1993 and 1994.

  Consolidated revenues and sales for the second quarter of 1994 totaled $4.96 billion compared with $4.92 billion in the year-ago quarter reflecting the first quarterly revenue increase in nearly two years. Excluding revenues from the telephone properties sold, consolidated revenues and sales increased 3 percent in the second quarter. Substantially higher mobile-cellular revenues and increased volumes at Telephone Operations more than offset a $93 million reduction in government-communication sales resulting from the completion late last year of the eight-year Mobile Subscriber Equipment contract. Consolidated revenues and sales for the first six months of 1994 totaled $9.70 billion compared with $9.74 billion in the same period last year.

  Telephone Operations

  Telephone revenues for the second quarter and first six months of 1994 amounted to $3.98 billion and $7.85 billion, compared to $3.92 billion and $7.84 billion, respectively, for the same periods last year. Excluding the impact of the non-strategic properties sold, revenues for the second quarter and first six months of 1994 increased 4 percent and 2 percent, respectively, compared to last year. Increases in unit volumes, in both domestic and international operations, were partially offset during the quarter by lower, more competitive pricing. Minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of 9.8 percent, while total access lines increased 4.5 percent over last year.

  Effective January 1, 1994, pursuant to its agreement with the California Public Utilities Commission ("CPUC") and its normal annual price cap filing, GTE California, a wholly-owned subsidiary, reduced its rates by about $100 million on an annual basis.

                                          -3-

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  In July 1994, the CPUC proposed an order aimed at rebalancing local phone companies' rates and introducing new competition in the local toll market beginning January 1, 1995. While this order is intended to be revenue neutral, its ultimate effect will depend, in part, on the extent to which toll and access rate reductions result in increased calling volumes. The CPUC is scheduled to vote on a final order in September 1994.

  Excluding the results of the properties sold and the one-time separation charge recorded in the second quarter of 1993, operating income for the second quarter and first six months of 1994 totaled $1.06 billion and $2.07 billion, respectively, compared to $1.00 billion and $2.00 billion last year. This improvement reflects the increased revenues and the favorable effects of ongoing domestic cost-reduction programs. The number of access lines per employee improved 6 percent over June 1993.

  During the second quarter of 1994, GTE's Telephone Operations continued implementation of its re-engineering plan. This plan will allow Telephone Operations to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position GTE to accelerate delivery of a full array of voice, video and data services.

  As of June 30, 1994, access lines served by GTE's domestic and international telephone companies operating in 32 states, Canada, the Dominican Republic and Venezuela totaled 22.3 million.

  Telecommunications Products and Services

  Revenues and sales from Telecommunications Products and Services, which includes mobile-cellular, government systems, information services, yellow-pages directory advertising, and satellite and aircraft-passenger communication services, totaled $971 million and $1.85 billion for the second quarter and first six months of 1994, respectively, compared with $995 million and $1.91 billion in the same periods last year. Mobile-cellular revenues increased 41 percent to $404 million and $769 million in the second quarter and first six months of 1994, respectively, compared with the same periods a year-ago. These revenue increases were more than offset by lower government-communications sales resulting from the completion late last year of the eight-year Mobile Subscriber Equipment contract and changes in the timing of certain Yellow Pages directory publications.

  Operating income for the second quarter and first six months of 1994 rose to $142 million and $235 million, respectively, compared with $87 million and $147 million for the corresponding periods in 1993. These increases reflect improved performance in mobile-cellular, as well as reduced depreciation primarily related to the reduction in the carrying value of satellite communication assets recorded at the end of 1993.

  In June 1994, GTE signed a definitive agreement with GE American Communications, Inc., for the sale of GTE Spacenet Corporation at a price that approximates its book value. The transaction is subject to governmental approvals and is expected to close in late 1994.
                                           -4-

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Cellular customer growth continued at an excellent pace during the second quarter of 1994 with a total of 160,000 new domestic customers added. This brings total U.S. customers served to 1,878,000, a 50 percent increase compared with 1,254,000 customers at the end of the second quarter of 1993. During the second quarter of 1994, revenues per subscriber averaged $70 per month, compared with $68 per month in the first quarter of 1994, and the average of $73 per month in the second quarter last year. The current average reflects the growth of casual users in the subscriber base.

  As of June 30, 1994, GTE's U.S. mobile-cellular operations served a population of some 53 million "POPs" (total U.S. population served times GTE's percentage interest in the market). Outside the United States, GTE operates mobile-cellular networks through subsidiaries in Canada, the Dominican Republic and Venezuela, where an additional 253,000 customers are served. During the quarter, a GTE-led consortium completed construction of its initial network for providing cellular operations serving an area with a population of 22 million in the northern and southern regions of Argentina. GTE has a 23 percent ownership stake in this consortium.

  Other Deductions

  Interest expense, net for the second quarter and first half of 1994, decreased 13 percent and 15 percent to $270 million and $530 million, respectively, compared with the same periods last year. These decreases reflect significantly reduced debt levels and the refinancing of high-coupon long-term debt.

  Other-net for the second quarter of 1994 includes pre-tax gains of $116 million resulting from sales of non-strategic local-exchange telephone properties. These gains were partially offset by weaker results at Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the Venezuelan telephone company of which GTE owns a 20.4 percent share.

  During the second quarter, the economic conditions in Venezuela continued to deteriorate. The Venezuelan government instituted price controls, imposed limitations on access to foreign currency and fixed the exchange rate for the Bolivar. In addition, the weak economic conditions combined with government-imposed restrictions has limited the willingness of foreign banks to lend funds to Venezuelan companies. Accordingly, CANTV has encountered difficulties in extending certain long-term debt agreements denominated in foreign currencies and in making payments of principal and interest under those agreements. CANTV's long-term debt is predominantly denominated in foreign currency. Based on the current conditions in Venezuela, GTE does not expect its investment in CANTV to provide any substantial contribution to 1994 earnings.


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first six months of 1994 totaled $2.25 billion compared with $2.34 billion in 1993. The decline reflects the timing of certain payments, primarily the payment of income taxes related to the

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  completion of the Mobile Subscriber Equipment contract which, for income tax purposes, was accounted for using the completed contract method as well as income tax payments related to gains on non-strategic properties sold in late-1993. The decrease was partially offset by a reduction in interest payments.

  Cash used in investing activities totaled $1.17 billion compared with $756 million in the first six months of 1993. Proceeds from the sales of businesses totaled $621 million, in the first half of 1994, reflecting the sale of non-strategic telephone and cellular properties, and $1.02 billion, in the first half of 1993 primarily from the divestiture of the Electrical Products businesses.

  For the first six months of 1994, capital expenditures totaled $1.74 billion, compared to $1.70 billion in the first six months last year. For the full year 1994, capital expenditures are expected to be approximately $4.3 billion. The majority of new investment is being made in GTE's regulated telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as cellular, to increase capacity and continue to improve the quality of the network.

  Cash used in financing activities for the first six months of 1994 totaled $1.05 billion, compared with $1.61 billion in the same period last year. Financing activities in the first six months of 1994 include the issuance of $1.6 billion of long-term debt related primarily to the refinancing of high-coupon redemptions begun in 1993. In April 1994, GTE redeemed its $2.475 No Par Preferred Stock aggregating $100 million. Since the beginning of 1992,
  GTE has reduced total debt (and preferred stock) by over $4.4 billion.

  Dividends and the capital requirements for GTE's businesses should continue to be funded largely with cash from operations and the funds generated from the employee stock purchase and dividend reinvestment plans. Cash requirements for the implementation of the re-engineering plan at Telephone Operations during 1994 are expected to be largely offset by cost savings. Pursuant to definitive agreements entered into in 1993, GTE expects to complete, during the remainder of 1994, the sale of non-strategic local-exchange telephone properties serving over 100,000 access lines in seven states. The net proceeds from these transactions will be used to further reduce debt.

  During the second quarter of 1994, Moody's Investors Service changed the ratings on GTE Corporation's senior debt from A3 to Baa1 and preferred stock from A3 to Baa2. These remain investment grade ratings. GTE's senior debt ratings by other agencies were not changed. GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. Moreover, $3.2 billion of unused bank lines of credit are available to back up commercial paper borrowings and for working capital requirements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,       December 31,
                                                    1994             1993
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary cash investments          $   360           $   322
     Receivables, less allowances
       of $211 and $231 million                     3,810             3,900
     Inventories                                      728               659
     Assets held for sale and other (Note 2)          686             1,067
       Total Current Assets                         5,584             5,948


  PROPERTY, PLANT AND EQUIPMENT, at cost:
     Telephone subsidiaries                        43,558            43,099
       Accumulated depreciation                   (17,343)          (16,737)
                                                   26,215            26,362


     Other subsidiaries                             4,316             4,160
       Accumulated depreciation                    (1,849)           (1,802)
                                                    2,467             2,358

       Total Property, Plant and Equipment, net    28,682            28,720


  INVESTMENTS AND OTHER ASSETS:
     Franchises, goodwill and other intangibles     2,093             2,102
     Investments in unconsolidated companies        1,438             1,431
     Deferred charges                               2,689             2,462
     Long-term receivables and other assets           854               912
       Total Investments and Other Assets           7,074             6,907

      Total Assets                                $41,340           $41,575



        The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      June 30,      December 31,
                                                       1994             1993
                                                          (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                              $ 2,083          $ 1,644
     Accounts and payrolls payable                       1,813            1,968
     Accrued taxes                                         968            1,108
     Accrued restructuring costs                           506              540
     Dividends payable                                     470              469
     Other                                               2,091            2,204
       Total Current Liabilities                         7,931            7,933

  LONG-TERM DEBT                                        12,332           13,019

  RESERVES AND DEFERRED CREDITS:
     Deferred income taxes                               3,032            2,807
     Employee benefit obligations                        4,739            4,667
     Other                                               2,284            2,294
       Total Reserves and Deferred Credits              10,055            9,768

  MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES           1,095            1,106

  PREFERRED STOCK, subject to mandatory redemption         122              156

  SHAREHOLDERS' EQUITY:
     Preferred stock                                        11              111
     Common stock - shares issued 956,765,058
       and 951,761,892                                      48               48
     Amounts paid in, in excess of par value             7,409            7,309
     Reinvested earnings                                 2,971            2,769
     Guaranteed ESOP obligation                           (634)            (644)
        Total Shareholders' Equity                       9,805            9,593

       Total Liabilities and Shareholders' Equity      $41,340          $41,575



          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30
                                                           1994       1993
                                                           (In Millions)
  Cash Flows From Operations:

    Net income                                           $1,099     $  898
    Adjustments to reconcile net income
      to net cash from operations:
        Depreciation and amortization                     1,679      1,684
        Change in current assets and current
          liabilities, excluding the effects of
          acquisitions and dispositions                    (593)      (156)
        Deferred income taxes and other - net                65        (89)
      Net cash provided from operations                   2,250      2,337

  Cash Flows From Investing:
    Capital expenditures                                 (1,735)    (1,703)
    Proceeds from sales of businesses                       621      1,022
    Other investing - net                                   (53)       (75)
      Net cash used in investing                         (1,167)      (756)

  Cash Flows From Financing:
    GTE common stock issued                                 237        216
    Long-term debt issued                                 1,594        271
    Long-term debt and preferred stock retirements       (2,072)    (1,599)
    Dividends paid to shareholders of parent               (902)      (861)
    Increase in short-term obligations,
      excluding current maturities                           87        351
    Other financing - net                                    11         11
      Net cash used in financing                         (1,045)    (1,611)

  Increase (decrease) in cash and temporary
    cash investments                                         38       (30)

  Cash and temporary cash investments:
    Beginning of period                                     322        354
    End of period                                        $  360     $  324


    Cash paid during the period for:
      Interest                                           $  528    $  675
      Income Taxes                                          838       697



        The accompanying notes are an integral part of these statements.

                         GTE CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)  BASIS OF PRESENTATION:

       The unaudited Condensed Consolidated Financial Statements included hereinhave been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.

  (2)  SALE OF TELEPHONE PROPERTIES:

       As part of a previously announced program to sell or trade a small percentage of non-strategic local-exchange telephone properties, in the second quarter of 1994, GTE sold local-exchange properties serving 292,000 access lines in 2 states for $545 million in cash. The net proceeds from these sales were used to reduce debt. As a result of these transactions, GTE recorded pre-tax gains of $116 million, which increased net income by $71 million, or $.07 per share, in the second quarter of 1994.

       The accompanying Condensed Summary of Consolidated Results and the
        Condensed Consolidated Statement of Income include the results of operations, through the date of sale, of the non-strategic local-exchange telephone properties sold during the second quarter of 1994 and at the end of 1993. For comparability, the following table includes pro forma adjustments for each period presented to remove the operating results of these properties and to reflect interest savings resulting from applying the proceeds to the repayment of debt. Results for 1994 have also been adjusted to exclude the 1994 gains realized on the sales of these properties, while 1993 results have been adjusted to exclude the provision for Telephone Operations' voluntary separation programs.

                          GTE CORPORATION AND SUBSIDIARIES

                                       Three Months Ended     Six Months Ended
                                             June 30                June 30
                                        1994         1993      1994       1993
                                                     (In Millions)

      REVENUES AND SALES:
        Telephone Operations           $3,937       $3,794    $7,751    $7,571
        Telecommunications Products
          and Services                    971          995     1,852     1,906

          Total revenues and sales     $4,908       $4,789    $9,603    $9,477

      OPERATING INCOME:
        Telephone Operations           $1,058       $1,000    $2,067    $1,997
        Telecommunications Products
          and Services                    142           87       235       147

          Operating income             $1,200       $1,087    $2,302    $2,144

      NET INCOME APPLICABLE TO
        COMMON STOCK                   $  520       $  476    $1,014    $  919

      EARNINGS PER COMMON SHARE        $  .54       $  .50    $ 1.06    $  .98


       GTE has also entered into definitive agreements for the sale of additional non-strategic local-exchange telephone properties serving over 100,000 access lines in seven states. These transactions are subject to various government and regulatory approvals. The transfers of ownership are expected to occur on a state-by-state basis later in 1994. The net proceeds from each of these transactions, which are expected to exceed the net book value of the properties to be sold, will be used to further reduce debt.

  (3)  INVESTMENT IN ARGENTINA:

       In early 1994, a GTE-led international consortium, Compania de
        Telefonos del Interior ("CTI") was successful in its bid for two cellular licenses to provide cellular services in the north and south interior regions of Argentina. GTE, as operator, has a leading 23 percent ownership interest in CTI, which has an initial two year exclusivity to provide cellular services. The two contracts constitute one of the largest cellular license awards in South America to date, involving an area with a population of 22 million. The consortium, will commence operations during the second half of 1994.

                          GTE CORPORATION AND SUBSIDIARIES

       GTE's investment is being accounted for on the equity method.
        Accordingly, GTE's investment is included in the accompanying condensed consolidated balance sheet under the caption "Investments in unconsolidated companies".

  PART II.  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits required by Item 601 of Regulation S-K.

                 (11)  Statement re:  Calculation of earnings per common share.

                 (12) Statement re: Calculation of the ratio of earnings to fixed charges.

            (b) GTE filed no reports on Form 8-K during the second quarter of 1994.

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


                                                  GTE Corporation
                                             .............................
                                                   (Registrant)



  Date:  August 12, 1994                     By    William D. Wilson
                                             .............................
                                                   William D. Wilson
                                             Vice President and Controller



  Date:  August 12, 1994                     By    Marianne Drost
                                             .............................
                                                   Marianne Drost
                                                     Secretary