Form 10-Q
period 1994-09-30
GTE CORP
filed 1994-11-10
CIK 40858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                F O R M  10 - Q


              X  Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the period ended September 30, 1994
                                         ..................
                                       or

                 Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from      to

                         Commission File Number: 1-2755
                                                 ......

                                GTE Corporation
            ......................................................
            (Exact name of registrant as specified in its charter)

          New York                                            13-1678633
.............................................................................
.
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification
No.)


                One Stamford Forum, Stamford, CT.          06904
             ....................................................
             (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code 203-965-2000
                                                   ............


.............................................................................
.

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

      GTE had 962,015,237 shares of $.05 par value common stock outstanding at October 31, 1994.



PART I.  FINANCIAL INFORMATION

                                    GTE CORPORATION AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended         Nine Months Ended
                                                         September 30               September 30
                                                      1994          1993          1994         1993
                                                                       (In Millions)
REVENUES AND SALES                                   $4,995        $4,943       $14,696     $14,685

COSTS AND OPERATING EXPENSES                          3,749         3,787        11,122      11,390

    Operating income                                  1,246         1,156         3,574       3,295

OTHER (INCOME) DEDUCTIONS:

    Interest expense                                    285           328           853         992
    Allowance for funds used and interest
      capitalized during construction                    (7)          (16)          (21)        (33)
    Interest income                                     (14)          (22)          (38)        (44)
    Other - net                                         (75)           (1)          (81)         89

                                                        189           289           713       1,004

    Income before income taxes                        1,057           867         2,861       2,291

INCOME TAX PROVISION                                    398           309         1,103         835

    Income before extraordinary charge                  659           558         1,758       1,456

EXTRAORDINARY CHARGE - early retirement of debt          -            (90)           -          (90)

    Net income                                          659           468         1,758       1,366

PREFERRED STOCK DIVIDENDS OF PARENT                       2             4             8          13

    Net income applicable to common stock            $  657        $  464       $ 1,750      $1,353

EARNINGS PER COMMON SHARE:

    Before extraordinary charge                       $ .69         $ .59        $ 1.83       $ 1.53
    Extraordinary charge                                 -           (.10)           -
(.10)
    Consolidated                                      $ .69         $ .49        $ 1.83       $ 1.43

DIVIDENDS DECLARED PER COMMON SHARE                   $ .47         $ .47        $ 1.41       $ 1.38

AVERAGE COMMON SHARES                                   958           945           956          943



                   The accompanying notes are an integral part of these statements.


                                                 -1-

                                   GTE CORPORATION AND SUBSIDIARIES

                              CONDENSED SUMMARY OF CONSOLIDATED RESULTS



                                                     Three Months Ended        Nine Months Ended
                                                        September 30              September 30
                                                      1994         1993         1994        1993
                                                                       (In Millions)
REVENUES AND SALES:
     Telephone Operations                            $3,965       $3,971      $11,814     $11,807
     Telecommunications Products and Services         1,030          972        2,882       2,878

          Total revenues and sales                   $4,995       $4,943      $14,696     $14,685

OPERATING INCOME:
     Telephone Operations                            $1,076       $1,042      $ 3,169     $ 3,034
     Telecommunications Products and Services           170          114          405         261

          Operating income                            1,246        1,156        3,574       3,295

OTHER (INCOME) DEDUCTIONS:
     Interest expense - net                             264          290          794         915
     Other - net                                        (75)          (1)         (81)         89

          Income before income taxes                  1,057          867        2,861       2,291

Income tax provision                                    398          309        1,103         835

     Income before extraordinary charge                 659          558        1,758       1,456
     Extraordinary charge - early retirement of debt     -           (90)          -          (90)

          Net income                                    659          468        1,758       1,366

Preferred stock dividends of Parent                       2            4            8          13

          Net income applicable to
            common stock                             $  657       $  464      $ 1,750     $ 1,353




                     The accompanying notes are an integral part of this summary.



                                                 -2-



                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the third quarter of 1994 was $659 million, or $.69 per share, compared with $468 million, or $.49 per share, in the third quarter of last year. The results for the third quarter of 1994 include an after-tax gain on the sale of non-strategic telephone properties of $48 million, or $.05 per share, while last year's third quarter results included an extraordinary after-tax charge of $90 million, or $.10 per share, resulting from the early retirement of high-coupon debt. Excluding these special items, earnings per share for the quarter increased 8 percent. For the nine months ended September 30, 1994, net income was $1.76 billion, or $1.83 per share, compared with $1.37 billion, or $1.43 per share last year. Excluding the impact of the previously mentioned special items, as well as the one-time charge associated with Telephone Operations' voluntary separation programs completed in 1993, earnings per share for the first nine months of 1994 also increased 8 percent over 1993.

Operating income for the third quarter and first nine months of 1994 rose 10 percent and 8 percent, respectively, to $1.25 billion and $3.54 billion exclusive of the special items and the operating income attributable to non-strategic properties sold in 1993 and 1994.

Consolidated revenues and sales for the third quarter of 1994 totaled $5.00 billion compared with $4.94 billion in the year-ago quarter. Excluding revenues from the telephone properties sold, consolidated revenues and sales increased 4 percent in the third quarter. Substantially higher mobile-cellular revenues and increased volumes at Telephone Operations more than offset lower, more competitive telephone pricing and a $60 million reduction in government-communication sales resulting from the completion late last year of the eight-year Mobile Subscriber Equipment contract. Consolidated revenues and sales for the first nine months of 1994 totaled $14.70 billion compared with $14.69 billion in the same period last year. Excluding revenues from the telephone properties sold, consolidated revenues and sales increased 2 percent during the first nine months of 1994.


Telephone Operations

Telephone revenues for the third quarter and first nine months of 1994 amounted to $3.97 billion and $11.81 billion, respectively, substantially unchanged from the same periods last year. Excluding the impact of the non-strategic properties sold, revenues for the third quarter and first nine months of 1994 increased 4 percent and 3 percent, respectively, compared to last year. Increases in unit volumes, were partially offset by lower, more competitive pricing. Minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of 9.6 percent, while total access lines increased 4.9 percent over last year.

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

                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Excluding the results of the properties sold and the one-time separation charge recorded in the second quarter of 1993, operating income for the third quarter and first nine months of 1994 totaled $1.08 billion and $3.13 billion, respectively, compared to $1.02 billion and $3.01 billion last year. This improvement reflects the increased revenues and the favorable effects of ongoing domestic cost-reduction programs. The number of U.S. access lines per employee, a key indicator of productivity, rose to 244, a 7 percent improvement over September 1993.

As of September 30, 1994, access lines served by GTE's domestic and international telephone companies operating in 29 states, Canada, the Dominican Republic and Venezuela totaled 22.5 million.


Telecommunications Products and Services

Revenues and sales from Telecommunications Products and Services, which is comprised of mobile-cellular, government systems, information services, yellow-pages directory advertising, and aircraft-passenger communications services, totaled $1.03 billion and $2.88 billion for the third quarter and first nine months of 1994, respectively, compared with $972 million and $2.88 billion for the same periods in 1993. Mobile-cellular revenues increased 45 percent and 43 percent, to $440 million and $1.21 billion in the third quarter and first nine months of 1994, respectively, compared with the same periods a year ago. These revenue increases were partially offset by lower government-communication sales, resulting from the completion late last year of the eight-year Mobile Subscriber Equipment contract and changes in the timing of certain yellow-pages directory publications.

Operating income for the third quarter and first nine months of 1994 increased to $170 million and $405 million, respectively, compared with $114 million and $261 million for the corresponding periods in 1993. These increases reflect improved performance in mobile-cellular as well as the favorable impact of restructuring actions, primarily in the satellite-communication business, taken at the end of 1993. Partially offsetting this favorability were changes in the timing of certain yellow-pages directory publications.

Cellular customer growth continued at a high level during the third quarter of 1994 with a total of 148,000 new domestic customers added. This brings total U.S. customers served to 2,026,000, an increase of 48 percent compared to the 1,365,000 customers at the end of the third quarter of 1993. During the third quarter of 1994, service revenues per subscriber averaged $69 per month, slightly lower than the $70 per month average reported during the second quarter of 1994, and the average of $71 per month in the third quarter of last year. The current average reflects the continuing growth of casual users in the subscriber base.

During the third quarter of 1994, a GTE-led consortium completed construction of its initial network and finalized interconnect agreements with the respective local-exchange carriers for providing cellular operations serving the northern and southern regions of Argentina. GTE has a 23 percent ownership stake in this consortium. As of September 30, 1994, GTE's

                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


U.S. mobile-cellular operations served a population of some 52 million "POPs" (total U.S. population served times GTE's percentage interest in the market). Outside the United States, GTE operates mobile-cellular networks through subsidiaries in Canada, the Dominican Republic, Venezuela and Argentina, where an additional 277,000 customers are served.

In October 1994, GTE completed the previously announced sale of GTE Spacenet Corporation to GE American Communications, Inc., at a price that approximated its book value.


Other (Income) Deductions

Interest expense, net for the third quarter and first nine months of 1994, decreased 9 percent and 13 percent compared with the same periods last year, to $264 million and $794 million, respectively. These decreases reflect reduced debt levels and the refinancing of high-coupon long-term debt.

Other-net for the third quarter and first nine months of 1994 includes pre-tax gains of $77 million and $193 million, respectively, resulting from sales of non-strategic local-exchange telephone properties. Third quarter results also include gains relating to the sale of certain cellular properties which were largely offset by weaker results at Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the Venezuelan telephone company in which GTE owns a
20.4 percent ownership interest.

During the third quarter, difficult economic conditions in Venezuela continued as evidenced, in part, by government instituted price controls, limitations on access to foreign currency and a fixed exchange rate for the bolivar. The weak economic conditions combined with the government-imposed restrictions has limited the willingness of foreign banks to lend funds to Venezuelan companies. As a result, CANTV has been unable to secure planned financing and is currently in arrears on repayment of principal on certain of its loan obligations. CANTV is engaged in discussions with its major creditors to address these issues and continues to make payments of interest on these obligations. CANTV has reduced its capital program and taken other steps to reduce operating costs and improve cash flow.

As a result of the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by CANTV's ability to increase tariffs. CANTV operates under a Concession Agreement with the Venezuelan government which provides, among other things, for quarterly tariff increases based on the previous quarter's rate of inflation. Although CANTV has experienced delays in receiving government approvals necessary to implement quarterly tariff increases, tariff increases of 34 percent have been implemented during the first nine months of the year as compared to a local inflation rate of 51 percent over the same period. In addition, despite the recently imposed price controls, CANTV received approval for additional tariff increases of 13 percent which were implemented during October 1994.

CANTV's contribution to GTE's results is also affected to the extent that the devaluation of the bolivar as compared to the U. S. dollar is significantly higher than the local inflation rate upon which tariff increases are based. Prior to implementation of the currency controls in July, the bolivar had

                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


devalued compared to the U. S. dollar by approximately 60 percent during 1994. Based on the current conditions in Venezuela, GTE does not expect its investment in CANTV to provide any substantial contribution to 1994 earnings.


CAPITAL RESOURCES AND LIQUIDITY

Cash from operations for the first nine months of 1994 totaled $3.59 billion compared with $3.86 billion during the same period in 1993. The decline reflects the timing of certain payments, primarily the payment of income taxes related to the completion of the Mobile Subscriber Equipment contract as well as income tax payments related to gains on non-strategic properties sold. The decrease was partially offset by a reduction in interest payments.

Cash used in investing activities totaled $1.92 billion in the first nine months of 1994 compared with $1.51 billion in the first nine months of 1993. Proceeds from sales of assets totaled $896 million in the first nine months of 1994, reflecting the sale of non-strategic telephone and cellular properties, and $1.13 billion in the corresponding period of 1993, primarily reflecting the divestiture of the Electrical Products businesses.

Pursuant to definitive agreements entered into in 1993, GTE expects to complete, during the remainder of 1994, the sale of non-strategic local-exchange telephone properties serving over 40,000 access lines in 4 states. The net proceeds from these transactions will be used to reduce debt. In September 1994, GTE announced that it had proposed to acquire the 10 percent ownership of Contel Cellular Inc. ("CCI") currently held by the public for $22.50 per share or approximately $224 million in cash. The transaction is expected to close around year-end 1994. GTE owns the remaining 90 percent of the outstanding shares of CCI.

Capital expenditures, for the first nine months of 1994, totaled $2.74 billion compared with $2.60 billion in the same period last year. For the full year 1994 capital expenditures are expected to be approximately $4.3 billion. The majority of new investment is being made in GTE's regulated telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as mobile-cellular, to increase capacity and continue to improve and expand the network.

Cash used in financing activities for the first nine months of 1994 totaled $1.59 billion. Dividend payments of $1.35 billion and reductions in debt and preferred stock of $588 million were partially offset by $338 million received through GTE's employee stock purchase and dividend reinvestment plans. During the same period last year, cash used in financing activities totaled $2.37 billion. Financing activities in the first nine months of 1994 also include the issuance of $1.8 billion of long-term debt primarily to refinance high-coupon redemptions begun in 1993. In April 1994, GTE redeemed the entire outstanding $100 million of its $2.475 No Par Preferred Stock. Since the beginning of 1992, GTE has reduced total debt and preferred stock by over $4.6 billion. In October 1994, an affiliate of GTE issued $489 million of 9.25% Monthly Income Preferred Securities.

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

During the second quarter of 1994, Moody's Investors Service lowered the ratings on GTE Corporation's senior debt. GTE's senior debt ratings by other agencies were not changed. GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. At September 30, 1994, GTE had $3.2 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


RECENT DEVELOPMENTS

Telecommunications legislation that would have changed the way the industry does business passed the House of Representatives in the recently completed 103rd Congress but was withdrawn from consideration in the final days of the Senate session. Similar legislation is expected to be introduced again in the next session of Congress. Despite this, recent judicial and regulatory actions as well as the pace of technological change have continued to cause the telecommunications, cable television, media and computer industries to converge.

In the absence of Federal legislation, the Federal and state regulatory commissions and the courts have continued to influence industry developments. In June 1994, the U. S. Court of Appeals for the District of Columbia Circuit overturned an order by the Federal Communications Commission ("FCC") establishing the framework used by competing carriers to interconnect to the local exchange network for the purpose of providing switched access and private line services. The court ruled that the mandatory physical colocation was illegal and remanded the issue to the FCC for further consideration. In July 1994, the FCC adopted a new order establishing a requirement for "virtual" colocation. The extent to which the FCC's physical and virtual colocation requirements are, in substance, different is not yet clear. In addition, on three separate occasions during 1994, U. S. District Courts have ruled that the Federal statute prohibiting telephone companies from providing video programming in their service area was unconstitutional. These decisions supplement a comparable ruling last year overturning the cross-ownership rules in portions of Virginia.

In September 1994, the CPUC issued a final order in its Implementation Rate Design proceeding. The decision authorizes intraLATA toll competition (except 1+) in California, effective January 1, 1995. It also permits rate rebalancing that would allow significant rate reductions for intraLATA toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates. At present, however, it is not possible to accurately quantify the potential effect.

                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Although these and other similar developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of the local-exchange carriers will be lifted and competition will be permitted to establish the cost of service to the consumer is unclear at this time.

The increasingly competitive environment provides GTE with opportunities as well. In order to respond aggressively to these competitive developments and benefit from the increasing opportunities, GTE has embarked on a series of initiatives. One such initiative involves the implementation of GTE Telephone Operations' three-year $1.4 billion re-engineering plan. This plan is intended to redesign and streamline its business processes to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and to reduce costs.

In connection with the re-engineering plan, during the first nine months of 1994, 50 customer contact, network operations and operator service centers were closed and express dial tone was installed for over 6.9 million access lines served by GTE. Express dial tone enables customers moving into a new home to simply plug their phone into the wall jack and touch any button to reach GTE and activate service. In addition, employee reductions of 2,200 have occurred. Through September 30, 1994, expenditures of $160 million were incurred. These costs were primarily associated with the consolidation of the various service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.

In addition, GTE recently announced plans to build a new video network, over the next ten years, that will pass seven million homes in 66 key GTE markets. GTE will invest about $250 million by the end of 1995 to build its new fiber optic and coaxial cable video network for nearly 550,000 homes in four initial markets. By 2003, GTE anticipates delivering broadcast, cable and interactive television programming to some two million residential customers.

As part of this effort, GTE is conducting an interactive video services trial in Manassas, Va. The trial offers GTE customers an extensive choice of new interactive services as part of a video dialtone network capable of providing in excess of 500 channels of digital programming. GTE also announced, during the year, its entry into the interactive multimedia entertainment software market.

During the fourth quarter of 1994, the Federal Communications Commission ("FCC") will begin to auction licenses in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless communications services ("PCS"). These services will both complement and compete with traditional wireline services. GTE will be permitted to fully participate in the license auctions in areas outside of its existing cellular areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence. GTE has registered with the FCC as a potential bidder on PCS licenses in each metropolitan trade area ("MTA") in which it is eligible to file except for the MTAs in Texas. The

                        GTE CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


registration does not commit GTE to bid on any specific license. However, the filing allows GTE the maximum flexibility and opportunity to bid on properties of strategic importance.

In anticipation of these new services, during 1994, GTE has introduced its Tele-Go Service to provide anytime, anywhere wireless personal communications. This enhanced service works in concert with local telephone service by providing customers with personal communications that combine the capabilities of both wired and wireless features. GTE expects to invest more than $50 million during 1994 to bring Tele-Go service to 15 markets by year-end.

GTE's telephone companies follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). In
general,    FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. On an ongoing basis, GTE reviews the continued applicability of FAS 71 based on the current regulatory and competitive environment. If GTE were to determine at some future point that its telephone companies no longer qualify for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.

                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                September 30,    December
31,
                                                    1994
1993
                                                        (In Millions)

               ASSETS

CURRENT ASSETS:
   Cash and temporary cash investments              $   399        $   322
   Receivables, less allowances
     of $180 and $231 million                         3,711          3,900
   Inventories                                          723            659
   Other assets (Note 2)                                670          1,067
     Total Current Assets                             5,503          5,948


PROPERTY, PLANT AND EQUIPMENT, at cost:
   Telephone subsidiaries                            44,165         43,099
     Accumulated depreciation                       (17,792)       (16,737)
                                                     26,373         26,362

   Other subsidiaries                                 4,427          4,160
     Accumulated depreciation                        (1,905)        (1,802)
                                                      2,522          2,358

     Total Property, Plant and Equipment, net        28,895         28,720


INVESTMENTS AND OTHER ASSETS:
   Franchises, goodwill and other intangibles         2,083          2,102
   Investments in unconsolidated companies            1,472          1,431
   Deferred charges                                   2,894          2,462
   Long-term receivables and other assets               857            912
     Total Investments and Other Assets               7,306          6,907

           Total Assets                             $41,704        $41,575







      The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 September 30,    December
31,
                                                     1994
1993
                                                        (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term obligations, including
     current maturities                              $ 1,914          $
1,644
   Accounts and payrolls payable                       1,823
1,968
   Accrued taxes                                         945
1,108
   Accrued restructuring costs                           488
540
   Dividends payable                                     470
469
   Other                                               2,300
2,204
     Total Current Liabilities                         7,940
7,933

LONG-TERM DEBT                                        12,287
13,019

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes                               3,166
2,807
   Employee benefit obligations                        4,801
4,667
   Other                                               2,154
2,294
     Total Reserves and Deferred Credits              10,121
9,768

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES           1,124
1,106

PREFERRED STOCK, subject to mandatory redemption         117
156

SHAREHOLDERS' EQUITY:
   Preferred stock                                        10
111
   Common stock - shares issued 959,052,132
     and 951,761,892                                      48
48
   Amounts paid in, in excess of par value             7,505
7,309
   Reinvested earnings                                 3,181
2,769
   Guaranteed ESOP obligation                           (629)
(644)
      Total Shareholders' Equity                      10,115
9,593

     Total Liabilities and Shareholders' Equity      $41,704
$41,575








        The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          Nine Months Ended
                                                             September 30
                                                          1994         1993
                                                             (In Millions)
Cash Flows From Operations:

   Income before extraordinary charge                    $1,758       $1,456
   Adjustments to reconcile income before extraordinary
     charge to net cash from operations:
       Depreciation and amortization                      2,530        2,547
       Change in current assets and current
           liabilities, excluding the effects of
           acquisitions and dispositions                   (654)
(89)
       Deferred taxes and other - net                       (46)
(55)
       Net cash provided from operations                  3,588        3,859

Cash Flows From Investing:
   Capital expenditures                                  (2,741)
(2,599)
   Proceeds from sales of assets                            896        1,129
   Other investing - net                                    (77)
(43)
       Net cash used in investing                        (1,922)
(1,513)

Cash Flows From Financing:
   GTE common stock issued                                  338          291
   Long-term debt issued                                  1,793          412
   Long-term debt and preferred stock retirements        (2,310)
(1,829)
   Dividends paid to shareholders of parent              (1,354)
(1,295)
   Increase (decrease) in short-term obligations,
     excluding current maturities                           (71)          32
   Other financing - net                                     15           19
       Net cash used in financing                        (1,589)
(2,370)

Increase (decrease) in cash and temporary
   cash investments                                          77
(24)

Cash and temporary cash investments:
   Beginning of period                                      322          354
   End of period                                         $  399       $  330


   Cash paid during the period for:
     Interest                                            $  751       $  936
     Income Taxes                                         1,244          756



           The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION:

     The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in
     the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information
     for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements
     and the notes thereto included in the Company's 1993 Annual Report on Form 10-K.


(2)  SALE OF TELEPHONE PROPERTIES:

     Other assets at September 30, 1994 and December 31, 1993, included net assets held for sale of $51 million and $543 million, respectively.

     As part of a previously announced program to sell or trade a small percentage of non-strategic local-exchange telephone properties, during the first nine months of 1994, GTE sold local-exchange properties serving
     388,000 access lines in 5 states for $738 million in cash. The net proceeds from these sales were used to reduce debt. As a result of these
     transactions, during the third quarter and first nine months of 1994, GTE recorded pre-tax gains of $77 million and $193 million, respectively, which increased net income by $48 million, or $.05 per share and $119 million, or $.12 per share for the respective 1994 periods.

     The accompanying Condensed Summary of Consolidated Results and the Condensed Consolidated Statement of Income include the results of operations, through the date of sale, of the non-strategic local-exchange
     telephone properties sold during the third quarter and first nine months of 1994, and at the end of 1993. For comparability, the following table includes pro forma adjustments for each period presented to remove the operating results of these properties and to reflect interest savings resulting from applying the proceeds to the repayment of debt. Results for 1994 have also been adjusted to exclude the 1994 gains realized on the sales of these properties, while 1993 results have been adjusted to exclude the provision for Telephone Operations' voluntary separation programs, and the extraordinary charge for the early retirement of high-
     coupon debt.

                       GTE CORPORATION AND SUBSIDIARIES

                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                                  1994         1993       1994        1993
                                               (In Millions)

REVENUES AND SALES:
  Telephone Operations           $3,956       $3,824     $11,670
$11,361
  Telecommunications Products
    and Services                  1,030          972       2,882
 2,878

    Total revenues and sales     $4,986       $4,796     $14,552
$14,239

OPERATING INCOME:
  Telephone Operations           $1,075       $1,017     $ 3,133     $
3,013
  Telecommunications Products
    and Services                    170          114         405
 261

    Operating income             $1,245       $1,131     $ 3,538
$ 3,274

NET INCOME APPLICABLE TO
  COMMON STOCK                   $  609       $  553     $ 1,620
$ 1,474

EARNINGS PER COMMON SHARE        $  .64       $  .59     $  1.69     $
1.56


     GTE has also entered into definitive agreements for the sale of additional non-strategic local-exchange telephone properties serving over
     40,000 access lines in 4 states. These transactions are subject to various government and regulatory approvals. The transfers of ownership
     are expected to occur on a state-by-state basis by the end of 1994.
The
     net proceeds from each of these transactions, which are expected to exceed the net book value of the properties to be sold, will be used to further reduce debt.

(3)  EXTRAORDINARY CHARGE:

     During the third quarter of 1993, GTE called $2.12 billion of high-coupon first-mortgage bonds of five of its telephone operating subsidiaries.
As
     a result, a pre-tax charge of $143 million was recorded to reflect the expenses of calling these bonds. The after-tax charge amounted to $90 million, or $.10 per share.

(4)  INVESTMENT IN ARGENTINA:

     In early 1994, a GTE-led international consortium, Compania de
Telefonos
     del Interior ("CTI") was successful in its bid for two cellular licenses to provide cellular services in the north and south interior regions of Argentina. GTE, as operator, has a leading 23 percent ownership interest
     in CTI, which has an initial two year exclusivity to provide cellular services. The two contracts constitute one of the largest cellular license awards in South America to date. The consortium, commenced operations during the second half of 1994.

                       GTE CORPORATION AND SUBSIDIARIES

   GTE's investment is being accounted for on the equity method and accordingly, it is included in the accompanying Condensed Consolidated Balance Sheet under the caption "Investments in unconsolidated companies".

PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits required by Item 601 of Regulation S-K.

                (11) Statement re: Calculation of earnings per common share.

                (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                (27)  Financial Data Schedule.

           (b) GTE filed no reports on Form 8-K during the third quarter of 1994.

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


                                                 GTE Corporation
                                           .............................
                                                 (Registrant)


Date:  November 10, 1994                   By    William D. Wilson
                                           .............................
                                                 William D. Wilson
                                           Vice President and Controller


Date:  November 10, 1994                   By   Marianne Drost
                                           .............................
                                                Marianne Drost
                                                   Secretary