Form 10-K405
period 1994-12-31
GTE CORP
filed 1995-03-07
CIK 40858

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

    For the fiscal year ended December 31, 1994

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                         Commission File Number 1-2755

                               -----------------

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


                               -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                             Name of each domestic exchange
         Title of each class                                      on which registered
         -------------------                               ---------------------------------------
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


                               -----------------

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


                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO      .
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

The aggregate market value of GTE's voting stock held by non-affiliates at January 31, 1995 amounted to $32,727,437,274.

GTE had 967,064,265 shares of $.05 par value common stock outstanding at January 31, 1995.

Document Incorporated by Reference:

GTE's Proxy Statement for Annual Meeting of Shareholders to be held on April 19, 1995 (Incorporated in Part III).

                                     PART I

Item 1.       Business.

                           BUSINESS OF GTE COMPANIES

              GTE Corporation ("GTE") has two major business segments: telephone operations and telecommunications products and services. GTE also has subsidiaries engaged in financing, insurance, leasing and other activities offering financial and related services primarily to GTE operating companies. One of these subsidiaries, GTE Service Corporation, furnishes at cost, advisory and consulting services related to administration, operations, accounting methods and procedures, insurance, personnel, financing, Federal and state taxes and other matters. GTE and its subsidiaries had approximately 111,000 employees, at December 31, 1994.

                              TELEPHONE OPERATIONS

              Telephone Operations in the United States

              GTE's telephone operating subsidiaries in the United States served approximately 17.4 million access lines in 28 states as of December 31, 1994 and provided many types of communications services, ranging from local telephone service for the home and office to highly complex voice and data services for various industries. Subsidiaries accounting for the largest portion of total domestic telephone revenues are GTE California, 21%; GTE North, 20%; GTE Florida, 10%; and GTE Southwest, 9%. The largest cities served include Los Angeles, Long Beach and Santa Monica California; Tampa and St. Petersburg, Florida; Honolulu, Hawaii; Lexington, Kentucky; Fort Wayne, Indiana; and Erie, Pennsylvania.

              During 1994, GTE substantially completed its previously announced plan to sell or trade a small percentage of local-exchange telephone properties (representing less than five percent of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. As part of this program, in 1994 GTE sold 448,000 access lines in nine states for $900 million in cash. In addition, during 1993, GTE sold local-exchange properties serving 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash.

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

              Interstate and intrastate revenues are generated by providing access services to interexchange carriers. The interstate service revenues are based on switched, common-line, and special access tariffs approved by the Federal Communications Commission ("FCC"). The FCC tariffs include end-user access charges to residential and business customers. State access is based on similar rate structures that are subject to approval by state regulatory commissions.

              In most cases the telephone subsidiaries have legal rights to operate in the areas served subject to conditions, restrictions and limitations of various kinds. In some cases, subsidiaries operate at sufferance or under rights which are open to question, and in some cases municipalities have the right to acquire the telephone system within the municipal limits on certain terms and conditions. Advances in technology and an increase in alternative provision of service are beginning to erode certain of the benefits derived from these franchise rights.

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

              Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets. In total, approximately 50 percent of Telephone Operations' U.S. regulated revenues are under some form of alternative regulation.

              As of January 1, 1995, one-third of GTE's telephone access lines were in five states that have adopted incentive regulation plans for intrastate service, including California, the state containing GTE's largest operation. Beginning in 1994, under an agreement with the California Public Utilities Commission ("CPUC"), GTE California was allowed to retain 100% of any earnings up to a 15.5% rate of return on investment and required to refund 100% of any earnings above 15.5%. As part of this agreement and its normal annual price cap filing, GTE California reduced its rates by about $100 million in 1994.

              A number of other states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and five states in which GTE provides telephone service, including Florida, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. GTE is challenging the implementation of these orders primarily based on the lack of equality since GTE's telephone subsidiaries are prohibited from providing interLATA toll service.

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

              Under its price cap regulatory plan, the FCC also adopted a productivity sharing feature. Under this feature, GTE's telephone subsidiaries must share equally with its ratepayers any realized interstate return on investment above 12.25%. All returns higher than 16.25% result in a reduction in the maximum price which can be charged, that is, the price cap in the subsequent year.

              The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long-distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long-distance service to relatively short distances. However, GTE Hawaiian Telephone and GTE Alaska are permitted to provide services between Hawaii, Alaska and international points.

              Telephone Operations Outside the United States

              GTE, through its ownership of common stock of Anglo-Canadian Telephone Company ("Anglo"), has voting control of BC TEL and Quebec Telephone. At December 31, 1994, BC TEL served approximately 2.3 million access lines in the province of British Columbia, Canada and Quebec Telephone served approximately 300,000 access lines in the province of Quebec, Canada.

              In addition, GTE, through GTE Holdings (Canada) Limited, a Canadian holding company, owns the common stock of Compania Dominicana de Telefonos, C. por A., a telephone company furnishing local and long-distance telephone service in the Dominican Republic. This company served approximately 600,000 access lines at December 31, 1994.

              In late 1991, GTE acquired, through a multinational consortium, a 20.4% ownership interest in Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the government-owned telephone company in Venezuela. CANTV is the exclusive provider for local, national and international long-distance telephone service in Venezuela. CANTV also provides other telecommunication and related services, including cellular telephone and directory advertising services. GTE and its four consortium partners have a 40% ownership interest and operating control of CANTV, while GTE, as the owner of 51% of the consortium, is managing CANTV. During 1994, CANTV placed approximately 250,000 new lines in service for customers and added almost 5,000 public telephones while continuing to improve the quality of its services and network. CANTV had approximately 2.3 million access lines in service at December 31, 1994.

              During 1994, difficult economic conditions in Venezuela caused weaker results at CANTV. The weak economic conditions combined with the implementation of currency controls in mid-1994 have effectively closed access to international banking and capital markets. As a result, CANTV has been unable to secure planned financing and is currently in arrears on repayment of principal on its loan obligations. CANTV is engaged in negotiations with major creditors to address these issues and continues to make payments of interest on these obligations.

              In September 1993, an explosion occurred at a construction site in Venezuela where a subcontractor of a Venezuelan company, AT&T Andinos, was installing a fiber-optic cable for CANTV. In connection with the explosion, two civil lawsuits for wrongful death and personal injury have been brought by one of the injured persons and the estates of two individuals who died from their injuries. The lawsuits were filed in the United States District Court in Miami, Florida, against GTE, CANTV, AT&T and AT&T Andinos. The financial impact of these lawsuits, if any, is not expected to be material to the financial position of CANTV or GTE.

              Support Services

              Included in GTE's Telephone Operations are two major unregulated subsidiaries; GTE Data Services Incorporated ("Data Services") and GTE Supply. Data Services, GTE's software development and information processing subsidiary, provides data processing and information management services to GTE's telephone subsidiaries and other non-affiliated companies. GTE Supply is responsible for the procurement and distribution of supplies for GTE's domestic telephone operating companies, as well as other non-affiliated telephone companies.

              During 1994, Data Services continued to expand the level of service that it provides to non-affiliated companies by winning several new contracts, including one for $19 million to develop a new Medicare transaction system. In addition, work began on a $20 million contract, awarded in late 1993, to provide processing services to National Electronic Information Corp., the nation's largest commercial health care claims clearing house. Data Services also continued its strategic alliance to cooperatively develop, share and market telecommunications information management systems, by providing a license for its Customer Billing Services System to Mercury Communications Ltd. and Bell Canada.

              During 1994, GTE Supply was awarded a multi-year contract by Cincinnati Bell valued at over $30 million to provide telecommunications equipment and supplies.

              Telephone Competition and Regulatory Developments

              GTE's telephone subsidiaries hold franchises, licenses and permits adequate for the conduct of their business in the markets which they serve. Advances in technology, together with a number of regulatory and judicial actions, continue to accelerate and expand the level of competition and opportunities available to GTE. Presently, GTE is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network, and competing cellular telephone companies. Competition from interexchange carriers, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

              GTE continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

                                Interconnection

              During 1992-1994, the FCC took a number of steps to increase competition for LEC access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices, and to connect to the LEC network under terms and conditions more favorable than those available to other customers. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers ("IXCs"), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern the manner in which LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

                               Wireless Services

              In 1994, the FCC initiated spectrum auctions for the development of a new generation of wireless voice, data, and messaging services which are generally referred to as broadband Personal Communications Services ("PCS"). During the fourth quarter of 1994, the FCC began to auction licenses in 51 major markets and 492 basic trading areas. Over 2,000 licenses will be auctioned across the United States, with as many as six new licensees in any one area.

              PCS will both complement and directly compete with traditional wireline and cellular services. GTE is permitted to fully participate in the PCS auctions in areas outside of its existing cellular areas and is generally permitted limited participation in areas in which GTE has an existing cellular presence. GTE is selectively participating in the auctions, seeking licenses that are of strategic importance to its operations. In Texas, GTE and SBC (formerly Southwestern Bell Corporation) have formed an alliance that will enable both companies to provide wireless services in each others markets. The auctions are expected to continue into mid-1995.

                      Other Federal and State Developments

              As a consequence of the November 1994 general elections, key committee leadership and control of the legislative process within the 104th Congress have changed. The debate on telecommunications legislation, however, is expected to continue to emphasize the need for increased competition in all markets, streamlined deregulatory language, definitive timetables for allowing entry into open markets, and removal of the telephone company/cable television cross ownership rules. Although passage of telecommunications legislation in 1995 is not assured, there is significant bipartisan support for legislative change in this area.

              In the absence of Federal legislation in 1994, the Federal and state regulatory commissions and the courts continued to influence industry developments. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit overturned an earlier order by the FCC establishing the framework used by competing carriers to interconnect to the local-exchange network for the purpose of providing switched access and private line services. The court ruled that mandatory physical collocation was illegal and remanded the issue of virtual collocation to the FCC for further consideration. In July 1994, the FCC adopted a new order that eliminated mandatory physical collocation.

              On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE Telephone Operations has the right to provide video programming to the company's in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in GTE's telephone territories.

              The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed in many of the states in which GTE telephone operating subsidiaries provide service. During 1994, there were several actions in various states which will increase the level of competition that GTE will face in the future and reform GTE's regulatory environment.

              In September 1994, the CPUC issued a final order that generally authorized toll competition (without pre-subscription) in California, effective January 1, 1995. It also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates and has requested reconsideration of this aspect of the decision.

              In December 1994, the CPUC adopted an initial procedural plan to begin implementation of its strategy to ensure future development of advanced telecommunications infrastructure and applications within California. This strategy involves opening all local-exchange markets to full competition by January 1, 1997. The CPUC's strategy also recognizes the need to streamline regulation and allow additional pricing flexibility to local-exchange carriers.

              In other developments, the state regulatory commissions in Florida and Kentucky will require GTE to implement 1+ intraLATA pre-subscription within its service area by December 1996 and June 1998, respectively, permitting customers to choose different carriers for interLATA and intraLATA toll service. These decisions are in addition to similar decisions made earlier by the Alaska, Minnesota and Michigan commissions. GTE plans to challenge these decisions on the grounds that local competition and intraLATA pre-subscription should not be allowed until GTE is permitted to compete in the interLATA market on an equal basis.

              In Wisconsin, GTE has elected to operate under an incentive regulation plan effective January 1, 1995. This plan, which is the result of legislation passed in 1994, opens all LEC markets to competition, requires mandatory access rate reductions, and freezes basic local rates for three years. In return, GTE will operate under a price cap plan which eliminates traditional rate of return regulation and provides GTE with a greater earnings potential than would have been typical under the former regulatory plan.

              As the trend towards increased competition continues at both the federal and state levels, GTE will continue to be an active participant in helping shape future policies that address the issues of local and intraLATA competition, universal service goals and support mechanisms, and the necessary changes to GTE's regulatory environment.

              The increasingly competitive environment provides GTE with both challenges and opportunities. In order to respond aggressively to the competitive developments and benefit from the new opportunities, GTE has embarked on a series of initiatives.

                                 Video Services

              In Cerritos, California, GTE concluded testing of the capabilities of copper wire, coaxial cable and fiber optics for both video and telephony delivery. In July, 1994, GTE moved to a business-as-usual operation of the Cerritos video network, including the continued provision of near pay-per-view (Center ScreenSM) and interactive (mainStreet(TM)) services. In order to continue to provide these services and video signal transport to the local cable operator, GTE challenged the constitutionality of the federal statute which barred the participation of telephone companies and their affiliates in the delivery of video programming directly to customers within their telephone service territories. As a result of that challenge, the United States District Court for the Eastern District of Virginia ruled in favor of GTE and declared the federal statute unconstitutional. This ruling allows GTE to offer video programming in all of its domestic telephone territories and to provide video signal transport to affiliates.

              In 1994, GTE announced plans to build a new video network over the next ten years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets and expects to begin construction in 1995. During 1995, GTE expects to invest approximately $190 million to build a fiber optic and coaxial cable video network for nearly 300,000 homes in the three initial markets.

              GTE Interactive Media and Nintendo of America, Inc. announced in January 1995, a joint arrangement to develop, market, publish and distribute video games, as well as to explore new technologies. Nintendo will help GTE gain access to the retail video game distribution channel and GTE will accelerate Nintendo's entry into network gaming.

              GTE's mainStreet service is an interactive home information, shopping and banking service expected to be offered to 10 million cable subscribers in the top 20 television markets by the end of the decade.

                                 Data Services

              During 1994, GTE Telephone Operations unveiled its World Class Network in eight key markets to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE's Telephone Operations to provide advanced services such as high-speed data transmission and video conferencing.

                         Restructuring and Cost Control

              During 1994, GTE began implementation of a three-year $1.4 billion re-engineering plan for its U.S. Telephone Operations. In the initial year of the plan, $343 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During the year, 67 customer contact, network operations and operator service centers were closed and express dial tone was installed in more than 50% of the access lines served by GTE's U.S. Telephone Operations. Express dial tone enables customers to activate service without a service call. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to result in annual savings of approximately $1 billion by 1997. Moreover, continued implementation of this program will position GTE to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

              GTE intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. GTE expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone and mobile-cellular networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

                    TELECOMMUNICATIONS PRODUCTS AND SERVICES

              Telecommunications Products and Services includes Personal Communications Services, GTE Airfone, GTE Government Systems and GTE Information Services.

              Personal Communications Services

              Personal Communications Services is comprised of GTE Mobilnet ("Mobilnet"), Contel Cellular Inc. ("CCI") and GTE Telecommunications Services Inc. ("GTE TSI"). Mobilnet and CCI provide mobile-cellular telephone service and market cellular products to over 2.3 million subscribers. GTE TSI provides services to the cellular telephone industry throughout North America. Mobilnet and GTE TSI are 100% owned by GTE. CCI is 90% owned by GTE. The remaining shares of CCI are traded on the NASDAQ National Market System. In 1994, GTE reached agreement to acquire the 10% ownership of CCI that it does not already own for approximately $250 million in cash. This transaction is expected to close during the first half of 1995.

              GTE is the second largest provider of mobile-cellular telephone services in the United States in terms of population in the areas served. GTE holds a controlling interest in 76 metropolitan markets, known as metropolitan statistical areas ("MSAs"), and 38 rural service areas ("RSAs"). Outside the United States, GTE also operates mobile-cellular networks through international subsidiaries and affiliates in Canada, Venezuela, Argentina and the Dominican Republic.

              In 1994, a GTE-led consortium, Compania de Telefonos del Interior ("CTI"), was awarded two cellular licenses by the National Telecommunications Commission of Argentina, to provide cellular services in the north and south interior regions of Argentina - areas with a total population of 22 million. During the year, construction of the cellular networks was completed and service was initiated. GTE, as operator, has a 25.5% ownership interest in CTI, and holds a ten-year contract to manage the system. CTI has an initial two-year service exclusivity from May 1994.

              GTE's ownership position in U.S. markets was obtained through the FCC lottery and settlement process as well as through purchases and exchanges of licenses with other cellular service providers. GTE's cellular operations serve a population of approximately 53 million "POPs", approximately 19 million of which are in the top 30 U.S. markets. ("POPs" refers to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market.) In 1994, GTE's U.S. cellular operations increased their customer base by 48% to 2,339,000 customers.

              GTE's FCC cellular licenses, were generally granted for an initial ten-year term and are renewable for successive ten-year terms. FCC license renewal applications continue to be filed and are presently being processed by the FCC with no opposition. The majority of GTE's FCC cellular licenses will expire and require renewal application filings over the next five-year period.

              In 1994, GTE commercially deployed a new Cellular Digital Packet Data service ("CDPD") in one of its markets and expects to deploy the service in most of its major markets during 1995. CDPD provides a more cost effective means than traditional circuit switched data for users to remotely access their host systems or other services. The service is also a fast, efficient way for cellular users to transmit short bursts of data, such as credit card verifications for retail businesses, service and order information for field sales representatives and delivery tracking for transportation businesses.

              Also, in 1994, GTE launched its new Tele-Go service to provide anytime, anywhere personal voice communication services targeted to the residential market. This enhanced service works in concert with local telephone service by providing customers with personal communications that combine the capabilities of both traditional telephone and cellular features. The Tele-Go handset is a standard analog cellular telephone modified to operate as a cordless phone when within range of the Enhanced Cordless Basestation ("ECB") installed in the customer's premises. This provides economical service through access to the Public Switched Telephone Network via the wired telephone service in the home. When outside of the range of the ECB unit, the handset functions as a normal portable cellular telephone. GTE invested more than $50 million during 1994 to bring Tele-Go service to 15 markets by year-end. Nearly 120,000 customers had signed up for this service by December 31, 1994.

              GTE's cellular operations experience direct competition from the second cellular licensee in each market. Competition is principally on the basis of service quality, price and coverage area. In addition to the direct cellular competitor in each market, Enhanced Specialized Mobile Radio operators also represent potential competition.

              In 1993, the FCC released a Report and Order to allocate additional frequencies in the 1.8 GHz to 2.1 GHz frequency band to enable up to six additional wireless competitors to enter the market. These new licenses are the subject of auction on the basis of two licenses (each at 30 MHz of spectrum) in each of 51 large service areas across the U.S. called "Major Trading Areas" ("MTAs"), and four licenses (three at 10 MHz of spectrum each and one at 30 MHz) in each of 492 smaller service areas called "Basic Trading Areas" ("BTAs"). Mobile-cellular telephone service providers such as GTE are eligible for these new MTA and BTA licenses in areas where they do not currently have significant cellular holdings and for a single 10 MHz BTA license anywhere. The service offerings at these new frequencies will be similar in nature to mobile-cellular telephone service and will offer direct competition once established.

              The frequency bands being allocated to these new licenses are currently occupied by point-to-point microwave radio users. GTE, both within its local-exchange telephone operations and its cellular operations, is an extensive user of these facilities for the backhaul of telephone traffic.

              Under the proposed FCC rules, the incumbent users of these frequencies will be relocated to higher frequencies to make way for the new PCS services. The FCC rules allow for up to a two-year negotiation period between the incumbent and the new licensee and the new licensee is to provide adequate compensation to the incumbent for the cost of that relocation. Failing agreement between the two parties during that two-year negotiation period, the FCC rules provide for a third year for arbitration.

              The FCC began auctioning these licenses in December 1994 with completion expected during 1995. GTE is selectively participating in these auctions.

              GTE TSI provides transaction processing, software applications and network support services that facilitate the "roaming" of cellular subscribers and the management of cellular markets. GTE TSI serves both large and small customers in virtually all operational wireline markets and 35% of the non-wireline markets. GTE TSI competes through product innovation, technology deployment, provision of flexible product solutions and quality customer service.

              GTE Airfone

              GTE Airfone ("Airfone") operates a telecommunications service for passengers on board aircraft under a license granted by the FCC in 1991.

              Five other licenses have been granted by the FCC for air-to-ground service, and two companies, In-Flight Phone Corporation and Claircom, have initiated service. At the end of 1994, Airfone service was installed on 2,130 U.S., Canadian and Mexican commercial aircraft.

              During 1994, Airfone continued deployment of its new advanced digital GenStar System, which enhances quality and makes possible a new array of features to airline passengers. These new features include data and fax service, ground-to-air calling, and a variety of information services. A lighted menu screen makes it easy and efficient for passengers to use these enhanced features. Airfone has been competing for contracts to install its digital GenStar system, and as of December 1994 has won agreements with United, Delta, TWA, US Air Shuttle, Sunbird, Reno, Mexicana, Aeromexico and Varig Airlines. At December 31, 1994, approximately 500 aircraft have been installed with the GenStar System.

              Also, beginning in 1994, Airfone and Magnavox, pursuant to a joint alliance, began marketing the Magnastar digital product for the corporate general aviation market. The Magnastar system includes a digital radio, designed by Magnavox, which links exclusively to the Airfone all-digital GenStar System. As of December 31, 1994, over 100 Magnastar units have been sold.

              Late in 1993, American Airlines and America West reached an agreement with other providers for onboard telecommunications service. As of December 1994, a majority of their fleets were still equipped with Airfone equipment.

              Airfone will continue to actively compete for digital service contracts based on quality, reliability, new feature offerings and flexibility for future capabilities.

              GTE Government Systems

              GTE Government Systems Corporation ("GSC") develops, manufactures and integrates customized command, control, communications and intelligence systems for the defense and national security agencies of the U.S. Government and selected foreign governments. In addition, GSC provides information systems, telecommunications services and electronic system operation and maintenance support services for civilian agencies of the Federal government and for commercial users, both domestically and internationally. As a major part of this business focus, GSC provides and manages integrated system solutions tailored to customer information processing and telecommunications requirements.

              During 1994, GSC received orders valued at $1.2 billion, consistent with the previous year despite a declining defense market. As the overall budgets for the defense market continue to decline, GSC is seeking a stronger presence with its traditional military customers and is aggressively offsetting defense declines with market penetration of the civilian agencies of the Federal government and selected niches in the domestic commercial marketplace. Capabilities, products and services are being transitioned to non-defense applications. With technologies and other core competencies, GSC is addressing complex telecommunications and information processing challenges in markets such as health care, banking and finance, public safety and insurance. In addition, GSC is pursuing selected programs and markets in the international defense and commercial telecommunications arenas.

              Principal U.S. competitors include: LORAL, ITT, Boeing, CSC, Martin-Marietta, AT&T, TRW, Harris, E-Systems, Raytheon and Motorola. Major foreign competitors include Thomson-CSF, Ericsson and Siemens.

              GTE Information Services

              GTE Information Services is comprised of GTE Directories Corporation and GTE Card Services.

              GTE Directories Corporation ("GTE Directories") annually publishes or provides sales and other telephone directory-related services for more than 1,000 different directory titles in 42 states and 13 foreign countries with a total circulation of approximately 46 million copies. A full-service directory publisher for nearly 60 years, GTE Directories publishes, prints, distributes, and sells advertising for telephone directories. GTE Directories competes directly within the Yellow Pages industry which consists of nine major and numerous smaller U.S.-based directory publishers. Indirectly, GTE Directories competes with other advertising-based media such as cable, newspapers, television, radio, and direct mail.

              GTE Directories has three primary customer groups: the businesses that purchase advertising in its directories and other related products; the consumers who use the directories and other advertising and information services GTE Directories provides; and the telephone companies and other entities that contract for directory publishing production, printing, distribution and/or sales services.

              In recent years, GTE Directories has developed, tested and supported new products and services that are strategically positioned to increase the use and retention of the printed directory and/or expand its advertiser base. These products and services, such as On Call audiotex services, Quick Tips talking information service, Special Editions direct-mail coupon booklets and Response Plus interactive voice response service, offer useful information to consumers and added flexibility for advertisers. This strategy enables GTE Directories to build stronger customer relationships by providing products that allow year-round customer contact.

              In 1994, GTE Directories signed a joint venture agreement with BELGACOM, Belgium's official telecommunications provider, for the publication of yellow-pages directories and related products and services. In accordance with the agreement, GTE Directories will acquire a 20 percent ownership interest and provide assistance to BELGACOM's new subsidiary, BELGACOM Directory Services.

              Also in 1994, GTE Directories won the Malcolm Baldrige National Quality Award in the service category - one of only 22 U.S. corporations and the only directory publishing company to ever win this award. The Baldrige Award is an annual award presented by the U.S. Department of Commerce to recognize U.S. companies that excel in quality management and quality achievement.

              Under the management of GTE Directories is GTE Card Services. GTE Card Services has been marketing a combination calling card/credit card in conjunction with Associates National Bank since September 1992. With its primary markets in GTE telephone operations' service areas and contiguous areas, GTE Card Services has approximately 900,000 card holders.

              GTE Card Services also entered the prepaid calling card market in 1994 with the introduction of several GTE prepaid calling cards. The prepaid calling card is a telephone calling card with a preset amount of calling available that is prepaid by the customer when the card is purchased. This card will compete in the long distance market by providing an alternative means of purchasing and controlling long distance usage for both the business and residential user. Prepaid calling cards represent a $4 billion market worldwide, but are relatively new to the U.S. marketplace. GTE Card Services will compete in this marketplace through leverage of GTE's brand name and utilization of GTE's exclusive marketing relationship with the National Football League and other licensees.

                              RECENT DEVELOPMENTS

              In January 1995, GTE expanded its international presence by entering into a long-term strategic alliance with China United Telecommunications Corporation (UNICOM). UNICOM is a government-established company charged with creating a wireline and wireless full-service telecommunications network throughout China. This joint venture is expected to include telecommunications projects relating to the development of China's "second network".

                      RESEARCH AND NEW PRODUCT DEVELOPMENT

              GTE's research and development work is centered principally at GTE Laboratories Incorporated. Activities in research and new product development and improvement are also conducted at the various GTE business units. The areas of research and product development are focused on telecommunications operations and applications. The key areas of emphasis include: the automation of telecommunication operations, network management, intelligent network migration, broadband information transport, network architecture design and planning, wireless communications, advanced database capabilities, network quality improvements, exchange video distribution, and support for industry standards development.

              For the years 1994 - 1992, expenditures for all company-sponsored research and product development and improvement were approximately $139 million, $135 million and $159 million, respectively. Additionally, approximately $157 million, $204 million and $167 million, respectively, was expended for customer-sponsored research and product development and improvement during the same periods. In total, GTE engaged approximately 1,800 professional scientists and engineers on such activities.

                             ENVIRONMENTAL MATTERS

              GTE and some of its present and former subsidiaries, along with other unrelated corporations, have been named as potentially responsible parties at a number of federal and state "Superfund Sites" - sites, lawfully used in the past, but now determined to require remediation or with respect to some presently or formerly owned sites requiring remediation under the Resource Conservation and Recovery Act ("RCRA"). GTE has reviewed each Superfund and RCRA site in which it has an involvement to establish an expected remediation cost. Based on this review, the remediation cost at any individual site or at all sites in the aggregate is not expected to be material. Factors used to evaluate expected GTE costs include remediation estimates, number of viable parties involved, degree of GTE's involvement and past experience at sites being remediated. No present value discounting is used. Although the complexity of environmental regulations, and the widespread imposition of multi-party joint and several liabilities at Superfund Sites, makes it difficult to assess GTE's share of liability, management believes it has made adequate provision in its financial statements.

              While GTE's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material, they are increasing. These costs include GTE's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with increasingly stringent environmental regulations and an underground storage tank replacement program.

                               INDUSTRY SEGMENTS

              Reference is made to Item 6 "Selected Financial Data" included elsewhere herein for information about GTE's operations by major business segment and GTE's foreign operations for the years 1994-1990.

Item 2.       Properties.

                          PROPERTIES OF GTE COMPANIES

              GTE owns no plant, real property, franchises, or concessions except indirectly through its investments in subsidiaries.

              On a consolidated basis, GTE's property, plant and equipment is summarized as follows at December 31:

                                                                     1994         1993
                                                                   ---------    ---------
                                                                    (Millions of Dollars)
               Telephone operations:

                  Land                                             $    239    $    236
                  Buildings                                           3,000       3,061
                  Central office equipment                           16,008      15,543
                  Outside plant                                      18,892      18,192
                  Other                                               6,148       6,067
                                                                   --------    --------
                    Total                                            44,287      43,099
                    Accumulated depreciation                        (17,656)    (16,737)
                                                                   --------    --------
                                                                     26,631      26,362
                                                                   --------    --------
               Telecommunications products and
                  services and other:

                  Land                                                  131         125
                  Buildings                                             754         668
                  Network and data processing equipment               2,783       2,826
                  Furniture and fixtures and leasehold
                    improvements                                        312         330
                  Work in progress and other                            278         211
                                                                   --------    --------
                    Total                                             4,258       4,160
                    Accumulated depreciation                         (1,561)     (1,802)
                                                                   --------    --------
                                                                      2,697       2,358
                                                                   --------    --------
               Total property, plant and equipment, net            $ 29,328    $ 28,720
                                                                   ========    ========


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

              From January 1, 1990 to December 31, 1994, GTE's telephone subsidiaries made capital expenditures of $17.0 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 38 percent of gross plant of $44.3 billion at December 31, 1994. Gross retirements amounted to $10.4 billion during the same period.

              Access lines in service is an important factor in measuring telephone growth. At year-end 1994, access lines served in the United States totaled 17.4 million. In addition, at December 31, 1994, GTE's affiliated telephone companies in Canada, the Dominican Republic and Venezuela served 5.5 million access lines. At December 31, 1994, 91 percent of GTE's U.S. access lines were connected to digital switches, compared with 76 percent in 1990. During 1994, GTE also accelerated the installation of fiber-optic cable, bringing total miles installed throughout GTE's domestic network to 780,000 miles, double the amount installed only three years ago.

              In view of increased competition and rapid technological change, GTE's telephone subsidiaries continue to seek opportunities to improve recovery of their large investment in telephone plant. Although gross investment in telephone plant increased at a two percent annual rate between 1990 and 1994, 40 percent of GTE's investment in telephone plant had been recovered through depreciation by the end of 1994 compared with only 36 percent in 1990.

                    TELECOMMUNICATIONS PRODUCTS AND SERVICES

              At year-end 1994, the Telecommunications Products and Services Group operated 15 plants and had 4 laboratories in the United States.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters.

        At January 31, 1995, there were approximately 562,000 common shareholders of record.

                          GTE QUARTERLY FINANCIAL DATA
                        GTE Corporation and Subsidiaries
                                  (unaudited)

                                         1st QTR                  2nd QTR(a)               3rd QTR(b)                 4th QTR(c)
                                    1994        1993         1994         1993         1994        1993          1994        1993
                                  --------    --------     --------     --------     --------    --------      --------    --------
                                                          (Millions of Dollars, Except Per Share Amounts)

Revenues and sales                $  4,746    $  4,826     $  4,955    $  4,916     $  4,995   $   4,943     $   5,248    $  5,063
Operating income (loss)              1,118       1,101        1,210       1,038        1,246       1,156         1,272        (730)
                                  --------    --------     --------    --------     --------   ---------     ---------    --------

Net income (loss) applicable to
common stock
   Before extraordinary charge    $    500    $    456     $    593    $    433     $    657   $     554     $     691    $   (471)
   Extraordinary charge--early
     retirement of debt               --         --           --           --            --          (90)        --          --
                                  --------    --------     --------    --------     --------   ---------      --------    --------


   Consolidated                   $    500    $    456     $    593    $    433     $    657   $     464     $     691    $   (471)
                                  ========    ========     ========    ========     ========   =========     =========    ========

Earnings (loss) per common share
   Before extraordinary charge    $    .52    $    .48     $    .62    $    .46     $    .69   $     .59     $     .72    $   (.50)
   Extraordinary charge--early
      retirement of debt              --          --           --          --           --          (.10)        --          --
                                  --------    --------     --------    --------     --------   ---------     ---------    --------

   Consolidated                   $    .52    $    .48     $    .62    $    .46     $    .69   $     .49     $     .72    $   (.50)
                                  ========    ========     ========    ========     ========   =========     =========    ========

Dividends declared per common
 share                            $    .47    $   .455     $    .47    $   .455     $    .47   $     .47     $     .47    $    .47
                                  ========    ========     ========    ========     ========   =========     =========    ========

Stock market price
   High                             $35.25      $37.75       $33.63      $37.38       $33.25      $39.00        $31.38      $39.88
   Low                               30.00       34.13        29.50       34.25        29.88       34.63         29.50       35.00
   Close                             31.00       37.00        31.00       36.13        30.38       38.38         30.38       35.00
                                    ======      ======       ======      ======       ======      ======        ======      ======

(a) Second quarter 1994 net income includes after-tax gains on sales of non-strategic telephone properties of $71 million, or $.07 per share. Second quarter 1993 operating income includes a pre-tax charge of $74 million resulting from Telephone Operations' voluntary separation programs. This charge reduced net income by $46 million, or $.05 per share (see Notes 3 and 4 to Consolidated Financial Statements).

(b) Third quarter 1994 net income includes after-tax gains on sales of non-strategic telephone properties of $48 million, or $.05 per share (see
    Note 4 to Consolidated Financial Statements).

(c) Fourth quarter results include after-tax gains on sales of non-strategic telephone properties of $43 million, or $.05 per share, and $91 million, or $.10 per share, in 1994 and 1993, respectively. Fourth quarter 1993 operating loss includes a pre-tax restructuring charge of $1.8 billion. This charge reduced net income by $1.2 billion, or $1.22 per share (see Notes 3 and 4 to Consolidated Financial Statements).

TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for GTE's common stock, preferred stock and no par preferred stock is the First National Bank of Boston.
GTE Corporation
c/o Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191
or
GTE Corporation
c/o BancBoston Trust Company of New York
55 Broadway
New York, NY 10006

For overnight delivery services, use the following address:
GTE Corporation
c/o The First National Bank of Boston
Blue Hills Office Park
105 Royall Street
Canton, MA 02021

STOCK OWNERSHIP QUESTIONS
Please address questions concerning ownership of common, preferred or no par preferred stock to our Transfer Agent, or call:
1-800-225-5160
in the United States
or call 1-617-575-2990
outside of the United States.

SHAREHOLDER SYSTEMATIC INVESTMENT PLAN
The Shareholder Systematic Investment Plan provides holders of the Corporation's stock with a convenient way to purchase additional common shares. Shareholders wishing information regarding the plan may write to:
GTE Corporation
c/o Bank of Boston
P.O. Box 9092
Boston, MA 02205-9092

DIVIDEND DIRECT DEPOSIT SERVICE
GTE offers its registered shareholders the option of having dividends deposited directly into their checking or savings accounts at any financial institution participating in the Automated Clearing House (ACH) system. This automatic direct deposit service is offered at no charge. For more information, contact The Bank of Boston at 1-800-225-5160.

ANNUAL MEETING
The 1995 Annual Meeting of Shareholders will be held on April 19, 1995, at The Italian Center, 1620 Newfield Avenue, Stamford, Connecticut.

PRINCIPAL FINANCIAL CONTACT

For further information about GTE Corporation and its subsidiaries, please contact:
Investor Relations Department
GTE Corporation
One Stamford Forum
Stamford, CT 06904
203-965-2789
Int'l Telex: 4750071
Fax: 203-965-2520

STOCK EXCHANGE LISTINGS
The common stock of GTE Corporation (symbol: GTE) is listed on the following major exchanges in the United States: New York Stock Exchange; Chicago Stock Exchange; and Pacific Stock Exchange

It also is traded on other, regional exchanges.

In Europe, GTE's common stock is listed on the following exchanges: The Stock Exchange, London; Amsterdam Stock Exchange; Basel Stock Exchange; Geneva Stock Exchange Lausanne Stock Exchange; Paris Stock Exchange; and Zurich Stock Exchange

Additionally, it is listed on the Tokyo Stock Exchange.

The Corporation's 5.00% convertible preferred stock and $2.00 convertible no par preferred stock are listed on the New York Stock Exchange.

AUDITORS

Arthur Andersen LLP
400 Atlantic Street
Stamford, CT 06912

10-K REPORT

A copy of our annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

Corporate Secretary
GTE Corporation
One Stamford Forum
Stamford, CT 06904

AUDIO ANNUAL REPORT

An audio cassette version of the 1994 annual report is available to visually impaired shareholders by contacting:
Director, Editorial and Financial Communications Services
GTE Corporation
One Stamford Forum
Stamford, CT 06904

Item 6.  Selected Financial Data.

                              BUSINESS GROUP DATA
                        GTE Corporation and Subsidiaries



                                                                                                         Five-Year
                                                       1994      1993      1992       1991      1990   Annual Growth
                                                     -------   -------   -------    -------   -------      Rate*
                                                           (Millions of Dollars, Except Per Share Amounts)
RESULTS OF OPERATIONS:
Revenues and sales                                   $19,944   $19,748   $19,984    $19,621   $19,157         1.6%
Operating income(a)                                    4,846     2,565     4,216      3,742     3,787         1.3
Net income (loss) applicable to common stock(a)
   Continuing operations                               2,441       972     1,761      1,492     1,579         3.3
   Consolidated                                        2,441       882      (780)     1,543     1,671         --
Earnings (loss) per common share(a)
   Continuing operations                                2.55      1.03      1.95       1.69      1.82          .9
   Consolidated                                         2.55       .93      (.86)      1.75      1.93         --
Common dividends declared per share                     1.88      1.85      1.76       1.64      1.52         6.3
Depreciation and amortization                          3,432     3,419     3,289      3,254     3,189         2.5
Research and development                                 139       135       159        155       137          .5

ASSETS AND CAPITAL:
Capital expenditures                                   4,192     3,893     3,909      3,965     4,158          .2
Long-term debt and redeemable preferred stock         12,272    13,175    14,356     16,252    14,130        (1.9)
Consolidated assets                                   42,500    41,575    42,144     42,437    40,178         2.3
Shareholders' equity(a)                               10,483     9,593    10,076     11,313    10,727         (.6)

CONSOLIDATED RATIOS AND OTHER INFORMATION:
Return on common equity(b)                              24.8%      8.8%     (8.8)%     14.8%     17.1%        --
Return on investment(b)                                 13.1%      6.9%      1.3 %      9.4%     10.4%        --
Average common equity                                  9,838    10,030     8,832     10,434     9,763          .1
Equity ratio                                            46.2%     42.6%     40.2 %     40.8%     41.5%        --
Average investment                                    25,647    27,322    28,057     29,418    27,354          .2
Employees (in thousands)                                 111       117       129        159       174        (9.9)
                                                     -------   -------   -------    -------   -------       -----

INTERNATIONAL OPERATIONS (INCLUDED ABOVE):
Revenues and sales                                   $ 2,581   $ 2,482   $ 2,369    $ 2,286   $ 2,129         5.6%
Net income                                               276       328       244        227       240         8.2
Total assets                                           5,826     6,096     5,963      5,757     4,619         6.5
                                                     =======   =======   =======    =======   =======         ===

CORPORATE AND OTHER:
Restructuring and merger costs(a)                    $  --     $    72   $  --      $    97     $  --         -- %
Capital expenditures                                      29        20        24         37       230         --
Total assets                                           2,285     1,856     2,786      3,689     3,380       (10.2)
                                                     =======   =======   =======    =======   =======       =====

Notes to Business Group Data appear on pages 21 and 22:

* Least-squares method; percentages have been omitted where not meaningful.

(a) Net income in 1994 includes after-tax gains of $162 million, or $.17 per share, on sales of certain non-strategic local-exchange telephone properties. Operating income in 1993 was reduced by a $1.8 billion pre-tax restructuring charge primarily for the implementation of a re-engineering plan at Telephone Operations and the reduction in the carrying value of satellite communication and certain other assets to estimated net realizable value (see Note 3). Operating income was also reduced by $74 million for the cost of voluntary separation programs at Telephone Operations. Consolidated net income in 1993 also includes an extraordinary charge of $90 million for the early retirement of high-coupon debt as well as after-tax gains of $91 million on the sales of certain non-strategic local-exchange telephone properties. These special items reduced consolidated net income in 1993 by $1.2 billion, or $1.27 per share.

    The consolidated net loss in 1992 includes a non-cash, after-tax charge of $2.4 billion, or $2.70 per share, for the cumulative effect of accounting changes for postretirement health care and life insurance benefits and income taxes (see Note 5); and charges totaling $100 million, or $.11 per share, associated with the sale of the Electrical Products Group, which was accounted for as a discontinued operation (see Note 4).

    Operating income in 1991 was reduced by pre-tax costs of $342 million incurred in connection with the merger and integration of GTE Corporation and Contel Corporation. These costs, net of a gain on the transfer of certain cellular properties, reduced 1991 net income by $204 million, or $.23 per share.

                              BUSINESS GROUP DATA
                        GTE Corporation and Subsidiaries


                                                                                                              Five-Year
                                              1994       1993         1992         1991          1990       Annual Growth
                                           ---------   ---------   ----------    ---------    ---------        Rate*

                                                                   (Millions of Dollars)
TELEPHONE OPERATIONS:

Revenues and sales
   Local network services                  $   5,345   $   5,244    $   5,000    $   4,792    $   4,621        4.8%
   Network access services                     4,348       4,398        4,477        4,365        4,248         .8
   Toll services                               3,296       3,330        3,396        3,488        3,480       (1.0)
   Equipment sales and services and other      2,916       2,857        2,989        3,007        3,044       (2.1)
                                           ---------   ---------    ---------    ---------    ---------       ----

      Total revenues and sales                15,905      15,829       15,862       15,652       15,393        1.1
                                           ---------   ---------    ---------    ---------    ---------       ----

Operations and maintenance                     8,644       8,796        8,979        8,841        8,773        (.1)
Depreciation and amortization                  3,023       2,969        2,849        2,854        2,849        1.6
Restructuring and merger costs(a)                --        1,370          --           150         --          --
                                           ---------   ---------    ---------    ---------    ---------       ----

Operating income                               4,238       2,694        4,034        3,807        3,771        --
                                           ---------   ---------    ---------    ---------    ---------       ----

Capital expenditures                           3,398       3,296        3,330        3,491        3,437        (.5)
Total assets                                  33,774      33,746       33,154       32,446       30,390        2.7
Average total capital                         22,110      23,244       22,937       23,423       22,521         .6
Return on common equity                         19.8%       10.1%         1.6%        15.0%       16.0%        --
Access minutes of use (in millions)           58,717      55,476       51,976       47,979       44,533        7.9
Access lines (in thousands)

   Total(c)                                   22,859      22,065       21,440       20,490       18,314        5.6
   United States(c)                           17,442      17,073       16,819       16,233       15,810        2.7
      Per employee                               252         234          208          191          171       10.1
Employees (in thousands)
   Total                                          90          95          104          109          116       (5.5)
   United States                                  69          73           81           85           93       (6.6)
                                           =========   =========    =========    =========    =========       ====

TELECOMMUNICATIONS PRODUCTS AND SERVICES:

Revenues and sales                         $   4,039   $   3,919    $   4,122    $   3,969    $   3,764        4.0%
Depreciation and amortization                    409         450          440          400          340       11.0
Restructuring and merger costs(a)                --          398          --            95         --          --
Operating income (loss)                          608         (57)         182           32           16        --
Capital expenditures                             765         577          555          437          491       15.4
Total assets                                   6,441       5,973        6,204        6,302        6,408        7.0
Average investment                             4,210       4,060        4,252        4,432        3,418       13.4
                                           ---------   ---------    ---------    ---------    ---------       ----

U.S. Cellular Operations (included above)
   Service revenues                        $   1,539   $   1,082    $     853    $     675    $     478       39.2%
   Operating cash flow(d)                        559         356          266          183          107       61.3
   Operating cash flow margin(e)                36.3%       32.9%        31.2%        27.1%        22.4%       --
   Adjusted "POPs" (in millions)(f)             53.0        53.0         53.1         52.2         51.7        --
   Subscribers (in thousands)                  2,339       1,585        1,090          811          594       42.2
                                           =========   =========    =========    =========    =========       ====

Notes to Business Group Data continued from page 21.

(b) Excluding the special items described in Note (a), consolidated return on common equity would have been 23.3%, 20.4%, 15.6%, 16.5% and 17.1% while consolidated return on investment would have been 12.5%, 11.2%, 9.5%, 10.1%, and 10.4% in the years 1994-90, respectively.

(c) Access lines in 1994 and 1993 exclude 448 thousand and 440 thousand net lines, respectively, sold during those years. Total access lines include 2.3 million, 2.0 million, 1.8 million and 1.6 million lines served by CANTV in Venezuela in 1994-91, respectively. GTE acquired operating control of CANTV in 1991. Excluding the effect of the CANTV acquisition and the access lines sold during 1994 and 1993, the five-year total access line growth rate was 4.0%.

(d) Represents operating income before depreciation and amortization.

(e) Represents operating cash flow divided by service revenues.

(f) Represents total United States population served times GTE's percentage interest in the market.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     GTE's strategy is based on five major initiatives: enhancing the value of its wireline voice business; accelerating wireless development; aggressively expanding data services; pursuing international opportunities and entering video services. In evaluating opportunities that meet these initiatives, GTE adheres to two clear investment criteria: Investments must be in telecommunications, the company's core business, and they must be expected to earn more than their cost of capital over time. Over the past several years, these initiatives and investment criteria have guided a series of actions designed to further improve GTE's competitive position and enhance its profitability. These actions have included implementation of process re-engineering--which runs through 1996--at Telephone Operations, the sale of non-strategic telephone properties, the investments in CANTV (the Venezuelan telephone company) and CTI (the Argentine cellular consortium), and the divestitures of GTE Spacenet and the Electrical Products Group. In January 1995, GTE expanded its international presence by entering into a long-term strategic alliance with China United Telecommunications Corporation. This joint venture is expected to include projects relating to the development of China's second telecommunications network. Through these and other actions, GTE has sharpened its focus on telecommunications and is better prepared to meet the challenges and opportunities of a more competitive marketplace that offers tremendous potential for profitable growth.

         GTE's financial objective is to maximize shareholders' long-term total return. During 1994, GTE and most major telecommunications companies experienced declines in their stock prices. As a result, for the five-year period ending in 1994, average annualized total return, consisting of share price appreciation and dividends, was 2.5%, compared with 4.9% for the Regional Bell Operating Companies and 8.7% for the S&P 500 average. This marked the first such period since 1987 that total annualized return to GTE's shareholders did not exceed the return for the S&P 500 average.

         GTE's policy is to provide a dividend payout ratio at the upper end of the range for comparable companies. Consistent with this policy, GTE maintained its dividend at $1.88 per share in 1994.

     RETURN ON EQUITY

     GTE's return on average common equity in 1994 reached 24.8% as compared with 8.8% in 1993. Excluding gains from non-strategic telephone property sales in both years as well as 1993 one-time charges, GTE's return on average common equity was 23.3% in 1994 compared with 20.4% in 1993. The 1994 improvement reflects strong operational performance at all of GTE's business units.

     CAPITALIZATION

     GTE targets a capital structure and overall credit position that is appropriate for an "A" rated company. This allows GTE's shareholders to enjoy the benefits of reasonable financial leverage, while also protecting debtholder interests and ensuring ready access to the capital markets.

     During the year, one rating agency reduced its rating of GTE's senior debt. However, two other agencies maintained their "A" rating and all rating agencies continue to view GTE's debt as investment grade.

         Total equity as a percentage of total capitalization reached 46.2% in 1994, compared with 42.6% in 1993. This improvement reflects the continued strengthening of GTE's financial position through strong earnings growth, and the 1994 issuance of nearly $500 million of monthly income preferred securities.

     CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

         GTE's cash flow (representing net income plus depreciation and amortization) increased to $5.7 billion in 1994. Net cash from operations, after giving effect to working capital and other requirements, decreased from $5.3 billion in 1993 to $4.7 billion in 1994. This decrease primarily reflects higher tax payments associated with the completion of the eight-year Mobile Subscriber Equipment contract, a major government telecommunications contract, as well as income tax payments related to the gains realized from non-strategic property sales. Cash flows from operations, along with more than $400 million raised through employee stock purchase and dividend reinvestment plans, and $1.2 billion provided from the sales of non-strategic assets, provided the funds required for dividends of $1.8 billion and capital expenditures of $4.2 billion.

         In 1994, GTE substantially completed its two-year program to sell or trade a small percentage of local-exchange telephone properties that had been identified as non-strategic. A total of 448,000 access lines were sold in 1994, generating $900 million in cash.

         During 1994, the company completed a financing program that included the issuance of $1.9 billion in long-term debt, primarily related to the refinancing of high-coupon redemptions begun in 1993. Since the beginning of 1992, GTE has reduced total debt by $4.1 billion. The market financing program for 1995 is expected to decrease compared with 1994, reflecting the completion of the high-cost debt refundings.

         In 1994, GTE reached agreement to acquire the 10% ownership of Contel Cellular Inc. currently held by the public for $25.50 per share, or approximately $250 million in cash. This transaction is expected to close during the first half of 1995.

         Capital expenditures totaled $4.2 billion in 1994 compared with $3.9 billion in 1993. This increase reflected the expansion of the mobile-cellular and telephone networks to increase capacity and improve service. In 1995, capital expenditures are expected to increase slightly from the 1994 level. Accelerating investment in fiber optics and other enabling technologies for broadband services as well as the continuing expansion and enhancement of the mobile-cellular network is expected to more than offset the declining requirements for conversion to digital switching systems. In 1995, dividends and the capital requirements for GTE's businesses are expected to be funded substantially with cash from operations and proceeds from employee stock purchase and dividend reinvestment plans. However, GTE's strong financial position allows ready access to world wide capital markets for any additional requirements.

     RESULTS OF OPERATIONS

     CONSOLIDATED

     1994 was an outstanding year for GTE, driven by the record operating results achieved in both Telephone Operations and mobile cellular. These results reflected excellent volume growth, as well as the favorable effects of cost-reduction programs throughout GTE. Excluding properties sold, telephone network usage increased 9.4%, the largest increase since 1990, while access line growth of 4.9% led the industry. Telephone Operations also made significant progress in implementing its three-year re-engineering program. This program is redesigning and streamlining processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. These efforts enabled Telephone Operations to continue to reduce prices to its customers while further improving profitability. GTE's Telecommunications Products and Services businesses also experienced significantly improved profitability, led by the fast growing mobile-cellular business. During 1994, GTE added 754,000 new cellular customers, bringing total U.S. cellular customers to over 2.3 million--more than double the level just two years ago.

         Consolidated net income in 1994 was $2.5 billion, or $2.55 per share, which included after-tax gains on sales of certain non-strategic local-exchange telephone properties of $162 million, or 17 cents per share. In 1993, consolidated net income was $900 million, or 93 cents per share. Results in 1993 included similar gains of $91 million, or 10 cents per share, as well as one-time after-tax charges totaling $1.3 billion, or $1.37 per share, to restructure operations, complete voluntary separation programs at Telephone Operations and for the early retirement of high-coupon debt. Excluding the impact of these special items, consolidated net income in 1994 was $2.3 billion, or $2.38 per share, an 8% increase over 1993.

         Consolidated revenues and sales totaled $19.9 billion in 1994 compared with $19.7 billion in 1993. Excluding the revenues from the properties sold, consolidated revenues and sales increased 3% during 1994. This improvement was driven by the strong volume growth in Telephone Operations and higher mobile-cellular revenues. Lower, more competitive telephone pricing, as well as lower government-communication sales resulting from the completion late in 1993 of the Mobile Subscriber Equipment contract, partially offset the strong volume growth in telephone and mobile cellular. Operating income in 1994 reached a record $4.8 billion. Excluding the operating income attributable to the properties sold and other 1993 special items, operating income increased 10% over 1993. Net interest expense declined 12% to $1.1 billion in 1994, reflecting reduced debt levels and the refinancing of high-coupon long-term debt completed early in 1994.

     TELEPHONE OPERATIONS

     GTE Telephone Operations provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. In the United States, Telephone Operations served 17.4 million access lines in 28 states at the end of 1994. In addition, GTE's affiliated telephone companies in Canada, the Dominican Republic and Venezuela served 5.5 million access lines.

         In 1994, revenues from Telephone Operations increased to $15.9 billion, compared with $15.8 billion in 1993. Excluding the revenues from the properties sold, 1994 revenues totaled $15.7 billion, an increase of 3%, reflecting strong growth in unit volumes. Minutes of use of GTE's domestic local-exchange network for long distance calling grew at an annual rate of 9.4% while total access lines increased 4.9% over last year. These strong volume increases were partially offset by lower, more competitive pricing. In 1994, rates were lowered by more than $300 million, continuing the trend over the past several years to price services more competitively. These price reductions have totaled almost $900 million over the last three years.

         Local revenues increased 2% to $5.3 billion compared with $5.2 billion in 1993. This growth was attributable to placing an additional 957,000 access lines in service in 1994. The increase in access lines in service was partially offset by the 448,000 lines sold during the year. Also contributing to the increase in local revenues is growth from new and non-traditional services. These services, including GTE Personal Secretary, Video Connect and custom calling features such as Caller ID, Call Block and Return Call, have been made possible by enhancements to the existing telephone network. Growth of new and non-traditional services is expected to accelerate over the next several years as enhancements continue to be made to GTE's telephone network.

         Revenues from network access and toll services of $7.6 billion decreased 1% compared with 1993. This slight decline reflects the impact of the previously discussed sales of non-strategic properties and competitive price reductions, which more than offset the increased usage of GTE's local network for long-distance calling.

         Equipment sales and services and other revenues increased 2% to $2.9 billion, primarily reflecting growth in billing and other services provided for other telephone companies.

         Operating income reached a record $4.2 billion, a 5% increase compared with 1993, excluding the operating results of the properties sold and the 1993 special charges. This improvement reflected the increased revenues and continuing control over operating costs. Operating income as a percent of revenues increased to 26.6% in 1994, the fifth consecutive year of improvement. Significant additional cost reductions are expected to be realized in the future as additional re-engineering initiatives are implemented.

         Productivity improvement continues to be a major objective for Telephone Operations. U.S. access lines per employee, a key indicator of productivity, were 252 at the end of 1994, an 8% increase over 1993 and 51% higher than the same measure only four years ago, excluding properties sold. These improvements reflect the impact of various programs to streamline operations and the initial implementation of the many initiatives underway as part of Telephone Operations' three-year re-engineering program. By the end of 1994, Telephone Operations had reduced its U.S. workforce to approximately 69,000 employees, a 23% reduction over the number of employees only four years ago. As additional re-engineering programs are implemented, the level of workforce reductions is expected to continue.

         GTE has been increasing the use of state-of-the-art technology to better provide quality services and gain operational efficiencies. Based on independent customer research, GTE Telephone Operations continues to be rated the highest among its peers in providing quality service to its large and medium-business customer markets. By the end of 1994, 91% of the U.S. access lines served by GTE's Telephone Operations were connected to digital switches compared with 76% only four years ago. During 1994, GTE also continued its accelerated installation of fiber-optic cable, bringing total miles installed throughout GTE's U.S. network to 780,000 miles, double the level of only three years ago. During 1994, GTE Telephone Operations unveiled its World Class Network in eight key markets to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE's Telephone Operations to provide advanced services such as high-speed data transmission and video conferencing.

         During 1994, difficult economic conditions in Venezuela caused weaker results at CANTV, the Venezuelan telephone company that is operated and 20.4% owned by GTE. The weak economic conditions combined with the implementation of currency controls in mid-1994 have effectively closed access to international banks and capital markets. As a result, CANTV has been unable to secure planned financing and is currently in arrears on repayment of principal on its loan obligations. CANTV is engaged in negotiations with its major creditors to address these issues and continues to make payments of interest on these obligations.

         Due to the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by its ability to increase tariffs. CANTV operates under a Concession Agreement with the Venezuelan government that provides, among other things, for quarterly tariff increases based on the previous rates of inflation in Venezuela. In 1994, tariff increases of 59% were implemented, as compared with a local inflation rate of 71%. In addition, at the end of 1994, CANTV obtained approval for a 25% tariff increase, effective January 1, 1995.

         As a result of these difficult economic conditions, CANTV's results did not contribute to GTE's earnings during 1994. Despite this, CANTV met the majority of its mandates under the Concession Agreement to expand, modernize and improve the telephone network. CANTV's revenues exceeded $1.1 billion in 1994 as strong demand for its telephone and related telecommunications services continued. CANTV has taken steps to redefine and reduce its capital program, where appropriate, while at the same time continuing with its network modernization program. GTE believes that these economic difficulties are temporary and will be corrected, and continues to view its interest in CANTV as an excellent long-term investment.

         In 1993, revenues from Telephone Operations decreased slightly to $15.8 billion. Excluding the operating results of the properties sold and special items, revenues increased slightly in 1993 as compared to 1992 reflecting volume increases partially offset by continued competitive price reductions, including lower access tariffs charged to long-distance companies. Operating income increased 4% reflecting the higher revenues and the favorable benefits of cost-control and reduction programs. Excluding the properties sold, minutes of use of GTE's domestic local-exchange network for long-distance calling increased 8.0% while total access lines in service increased 4.2%. Results for 1993, however, were significantly affected by the decision to re-engineer the way Telephone Operations provides service to its customers. This decision resulted in a one-time pre-tax charge of $1.4 billion primarily to significantly enhance or replace existing systems, substantially reduce the workforce and consolidate facilities.

     TELECOMMUNICATIONS PRODUCTS AND SERVICES

     GTE Telecommunications Products and Services is comprised of units serving the U.S. and international markets and encompasses personal communications services, aircraft-based telecommunications, government and defense communications systems and equipment, telecommunications-based information services and systems and Yellow Pages directories. During 1994, GTE sold its satellite communications and health information services businesses.

         Revenues and sales from Telecommunications Products and Services increased 3% in 1994 to $4.0 billion compared with $3.9 billion in 1993. This improvement was driven by an increase in mobile-cellular revenues of 41% to $1.7 billion. Lower government-communication sales, resulting from the completion in late 1993 of the eight-year Mobile Subscriber Equipment contract, partially offset the strong mobile-cellular revenue growth.

         Operating income increased 78%--rising to $608 million in 1994, compared with $341 million a year ago, excluding the one-time 1993 restructuring charge. This substantial improvement reflects the growth in mobile cellular as well as the favorable impact of the restructuring actions, primarily in the satellite-communications business, taken at the end of 1993. Operating income also benefited from cost reductions in the government communications systems business.

         GTE's U.S. mobile-cellular operations, the fastest growing unit in this group, is the second-largest cellular-telephone operator in terms of "POPs" in the United States--serving a population of some 53 million "POPs." Customer growth continued at a high level throughout 1994 as a record 754,000 customers were added. Total customers served at the end of 1994 were 2,339,000, an increase of 48% over 1993. As a result, market penetration increased to 4.8% in 1994 compared with 3.3% in 1993.

         Cellular service revenues reached $1.5 billion, a 42% improvement over 1993. During the year, revenues per subscriber averaged $68 per month, compared with $71 per month in 1993. The decline in the average reflects the continuing growth of casual users in the subscriber base. Operating income more than doubled to $294 million while operating cash flows, representing operating income before depreciation and amortization, reached $559 million in 1994, a 57% increase over 1993. This improvement was achieved despite a substantial increase in costs associated with the record customer growth.

         Outside the United States, GTE also operates mobile-cellular networks serving some 15 million POPs through international affiliates in Canada, the Dominican Republic, Venezuela and Argentina. In Argentina, a GTE-led consortium completed construction of a mobile-cellular telephone network and began providing service to the north and south regions of the country. GTE has a 25.5% ownership stake in the consortium. As of year-end 1994, these international networks served an additional 321,000 customers, a 59% increase over 1993.

         Results at GTE Directories, one of the largest publishers and distributors of telephone directories, declined in 1994 due to changes in the timing of the publication of certain directories and a decline in the number of orders placed in 1993. However, future orders for Yellow Pages advertising exhibited improvement in the latter part of 1994 reflecting an improving economy. During 1994, GTE Directories won the prestigious Malcolm Baldrige National Quality Award in the service category, exemplifying its commitment to quality. GTE Directories also entered into a joint venture agreement with BELGACOM, Belgium's official telecommunications provider, for the publication of yellow-pages directories and related products and services. At the end of 1994, GTE Directories' contract for the publication of directories in Hong Kong ended.

         GTE's Government Systems unit received orders valued at $1.2 billion during 1994, slightly more than the previous year. This reflects continued demand for telecommunications equipment and services despite the overall decline in U.S. government defense spending. Profitability at Government Systems improved in 1994 as substantial cost reductions more than offset a decline in revenues.

         In 1993, revenues and sales from Telecommunications Products and Services were $3.9 billion, a 5% decline from 1992. Lower government-communication sales, resulting from the wind-down of the Mobile Subscriber Equipment contract, more than offset higher revenues from the strong customer growth in the mobile-cellular business. Operating results for 1993 were negatively impacted by a one-time restructuring charge of $398 million. This charge reflected a reduction in the carrying value of satellite communication and certain other assets to net realizable value. Excluding this one-time restructuring charge, operating income increased to $341 million in 1993 compared with $182 million in 1992. This improvement reflected higher revenues and operating efficiencies in mobile cellular as well as cost reductions in the government communications systems business.

     REGULATORY AND COMPETITIVE TRENDS

     REGULATORY DEVELOPMENTS:

     Fundamental changes continue to significantly impact the telecommunications industry and GTE. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

         Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets. In total, approximately 50% of Telephone Operations' U.S. regulated revenues are under some form of alternative regulation.

         As of January 1, 1995, one-third of GTE's telephone access lines were in five states that have adopted incentive regulation plans for intrastate service, including California, the state containing GTE's largest operation. Beginning in 1994, under an agreement with the California Public Utilities Commission ("CPUC"), GTE California was allowed to retain 100% of any earnings up to a 15.5% rate of return on investment and refund 100% of any earnings above 15.5%. As part of this agreement and its normal annual price cap filing, GTE California reduced its rates by about $100 million in 1994.

         In September 1994, the CPUC issued a final order that generally authorizes toll competition (without pre-subscription) in California, effective January 1, 1995. It also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates and has requested reconsideration of this aspect of the decision.

         Many other states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and four states, including Florida, have authorized plans that would allow customers to presubscribe to a specific carrier to handle their toll calls. GTE is challenging these orders primarily based on the lack of equality that prohibits GTE's telephone subsidiaries from providing certain other types of toll service.

         For the provision of all interstate services, GTE operates under the terms of the Federal Communications Commission ("FCC") price cap incentive plan whereby earnings above a 12.25% rate of return on investment are shared evenly with the customer. Earnings above a rate of return of 16.25% are returned entirely to the customer.

         In 1994, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched and special access transport services. Under this ruling, competitive carriers are allowed to bypass portions of the local-exchange network.

     COMPETITION:

     These recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, GTE's wireline and wireless operations face increasing competition in virtually all aspects of their business. Today, GTE is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network, and competing cellular telephone companies. Competition from interexchange carriers, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

         GTE supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

     GTE INITIATIVES:

     The increasingly competitive environment provides GTE with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, GTE has embarked on a series of initiatives.

         One such initiative involves the implementation of the $1.4 billion re-engineering plan for its U.S. Telephone Operations. During 1994, the initial year of the three-year plan, $343 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During the year, 67 customer contact, network operations and operator service centers were closed and express dial tone was installed in more than 50% of the access lines served by GTE's U.S. Telephone Operations. Express dial tone enables customers to activate service without a service call. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to result in annual savings of $1 billion by 1997. Moreover, continued implementation of this program will position GTE to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

         During 1994, GTE also announced plans to construct a new fiber-optic and coaxial-cable video network over the next ten years that will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets and expects to receive approval and begin construction in 1995. In addition, GTE began offering interactive television service to cable television subscribers in Massachusetts through its new interactive video service, mainStreet. This new service, which allows customers to shop, bank and access various other information services from their home, will be available in many other markets within the next three years. Also, early in 1995, GTE and Nintendo, a leader in the video game industry, entered into a joint venture agreement to develop and market video games and explore new technologies.

         In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services ("PCS"). These services will both complement and compete with traditional wireline services and existing cellular service. GTE has registered with the FCC as a bidder on PCS licenses in each metropolitan trade area ("MTA") in which it is eligible to file, except for the MTAs in Texas, and is selectively participating in the auctions. In Texas, GTE and SBC Communications (formerly Southwestern Bell Corporation) have formed an alliance that will enable both companies to provide wireless services in each other's markets. The auctions are not expected to be completed until later in 1995.

         In anticipation of these new PCS services, during 1994, GTE introduced its Tele-Go service to provide anytime, anywhere wireless personal communications. This enhanced service works in concert with local telephone service by providing customers with personal communications that combine the capabilities of both wireline and wireless features. Nearly 120,000 customers in 15 markets throughout the United States signed up for this service during its initial roll-out in 1994.

         GTE expects its future results to benefit from reduced costs and the introduction of these and other new products and services that will result in the increased usage of its wireline and wireless networks. However, it is likely that such improvements will be offset, in part, by continued strategic price reductions and the effects of increased competition.

     REGULATORY ACCOUNTING

     GTE's telephone companies follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. FAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, GTE reviews the continued applicability of FAS 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of local-exchange carriers, including GTE, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, GTE continues to believe that accounting under FAS 71 is appropriate. If GTE were to determine that the use of FAS 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for GTE to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

Item 8.       Financial Statements and Supplementary Data.

              Reference is made to the financial statements included elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant as of December 31, 1994 (a).

                                  Executive Officers of GTE

                                                                                    Date Assumed
         Name(b)                             Title                         Age    Present Position
         -------                             -----                         ---    ----------------
Charles R. Lee               Chairman and Chief Executive Officer          55        May 1992

Kent B. Foster               Vice Chairman, GTE and President GTE
                               Telephone Operations                        51        October 1993

Michael T. Masin (c)         Vice Chairman                                 50        October 1993

Nicholas L. Trivisonno       Executive Vice President - Strategic
                               Planning and Group President                47        October 1993

William P. Barr (d)          Senior Vice President and General Counsel     44        July 1994

Bruce Carswell (e)           Senior Vice President - Human Resources
                               and Administration                          65        May 1981

J. Michael Kelly (f)         Senior Vice President - Finance               38        February 1994

Terry S. Parker (g)          Senior Vice President                         50        October 1993

Jeffrey S. Rubin (h)         Senior Vice President - Corporate Planning
                               and Development                             51        May 1994

John P. Z. Kent              Vice President - Taxes                        54        July 1989

James Murphy                 Vice President and Treasurer                  57        August 1986

G. Bruce Redditt (i)         Vice President - Public Affairs and           44        April 1994
                               Communications

Samuel F. Shawhan, Jr.       Vice President - Government Affairs           62        July 1984

William D. Wilson            Vice President and Controller                 47        June 1994

Marianne Drost               Secretary                                     45        August 1985


- ---------------
(a) Reference is made to pages 20 to 26 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 19, 1995, which is incorporated herein by reference, for information concerning directors of GTE.

(b) With the exception of Michael T. Masin, William P. Barr, J. Michael Kelly, Jeffrey S. Rubin and G. Bruce Redditt, each of the officers named has been employed by GTE or a GTE subsidiary for more than five years.

(c) Mr. Masin was elected Vice Chairman on October 20, 1993. He had been a director of GTE since 1989. Prior to joining GTE as Vice Chairman, he was the Managing Partner of the New York Office of O'Melveny & Myers and Co-chair of the firm's international practice group. Mr. Masin joined the firm in 1969 and became a partner in 1977.

(d) Mr. Barr was elected Senior Vice President and General Counsel effective July 5, 1994. Prior to joining GTE, he was a partner in the Washington, D.C. office of the law firm of Shaw, Pittman, Potts & Trowbridge since 1993. He served as Attorney General of the United States from 1991 to 1993. Mr. Barr joined the Department of Justice as Assistant Attorney General in charge of the Office of Legal Counsel in 1989, and subsequently served as Deputy Attorney General prior to his appointment as Attorney General.

(e) Mr. Carswell will retire on March 31, 1995. He will be succeeded on that date by J. Randall MacDonald who is currently serving as Vice President
        - Employee Relations and Organization Development for GTE Service Corporation.

(f) Mr. Kelly was elected Senior Vice President - Finance on February 24, 1994. He had been Vice President and Controller since December 1991 and Vice President-Finance and Business Development for GTE's Telecommunications Products and Services Group since March 1991. Prior to joining GTE, he was Vice President and Controller for Contel Corporation ("Contel") which merged with a subsidiary of GTE in 1991. From 1988 to 1990 he was Controller of Contel Federal Systems. He joined Contel in 1987 as Controller of the Applied Systems Division of Contel Federal Systems.

(g) Effective February 3, 1995, Mr. Parker is no longer an executive officer of GTE.

(h) Mr. Rubin was elected Senior Vice President - Corporate Planning and Development effective May 2, 1994, and resigned that position effective February 28, 1995. Prior to joining GTE he was Executive Vice President and Chief Financial Officer of NYNEX Corporation since 1993. Mr. Rubin joined NYNEX in 1990 as Vice President - Finance and was named Senior Vice President and Chief Financial Officer in 1992.

(i) Mr. Redditt was elected Vice President - Public Affairs and Communications effective April 25, 1994. He had served as Vice President - Public Affairs for the Telops Group since joining GTE from Contel after the merger in 1991. Mr. Redditt previously served as Vice President - Corporate Communications for Contel.

Item 11.        Executive Compensation.

                See pages 6 to 18 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 19, 1995, which is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

                See pages 18 to 20 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 19, 1995, which is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions.

                See page 18 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 19, 1995, which is incorporated herein by reference.

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

               2.    Financial Statement Schedules:

                     Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1994 - 1992 (as required):

                           II - Valuation and Qualifying Accounts

               Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

               3.    Exhibits:

                           See "Index of Exhibits" included elsewhere herein.

         (b) GTE filed no reports on Form 8-K during the fourth quarter of 1994.

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

                                                GTE CORPORATION
                                     -------------------------------------
                                                 (Registrant)

                                     By    /s/ William D. Wilson
                                        ----------------------------------
                                              (William D. Wilson)
                                         Vice President and Controller

Date  February 28, 1995


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer:

Date  February 28, 1995                  By  /s/ Charles R. Lee
                                         ----------------------------------
                                                (Charles R. Lee)
                                           Chairman of the Board and
                                            Chief Executive Officer

(2)  Principal financial officer:

Date  February 28, 1995                  By  /s/ J. Michael Kelly
                                         ----------------------------------
                                              (J. Michael Kelly)
                                         Senior Vice President - Finance

(3)  Principal accounting officer:

Date  February 28, 1995                  By  /s/ William D. Wilson
                                         ----------------------------------
                                              (William D. Wilson)
                                         Vice President and Controller

(4)  Directors:

Date  March 4, 1995          By   /s/ Edwin L. Artzt
                                 -------------------------------
                                 (Edwin L. Artzt - Director)




Date  March 4, 1995          By   /s/ James R. Barker
                                 -------------------------------
                                  (James R. Barker - Director)




Date  March 4, 1995          By   /s/ Edward H. Budd
                                 -------------------------------
                                  (Edward H. Budd - Director)




Date  March 4, 1995          By   /s/ Kent B. Foster
                                 -------------------------------
                                  (Kent B. Foster - Director)




Date  March 7, 1995         By    /s/ James L. Johnson
                                 -------------------------------
                                  (James L. Johnson - Director)




Date  March 4, 1995          By   /s/ Richard W. Jones
                                 -------------------------------
                                  (Richard W. Jones - Director)




Date  March 4, 1995          By   /s/ James L. Ketelsen
                                 -------------------------------
                                  (James L. Ketelsen - Director)




Date  February 28, 1995      By   /s/ Charles R. Lee
                                 -------------------------------
                                  (Charles R. Lee - Director)




Date  February 28, 1995      By   /s/ Michael T. Masin
                                 -------------------------------
                                  (Michael T. Masin - Director)




Date  March 4, 1995          By   /s/ Sandra O. Moose
                                 -------------------------------
                                  (Sandra O. Moose - Director)




Date  March 4, 1995          By   /s/ Russell E. Palmer
                                 -------------------------------
                                  (Russell E. Palmer - Director)




Date  March 4, 1995          By   /s/ Howard Sloan
                                 --------------------------------
                                    (Howard Sloan - Director)

Date  March 4, 1995                 By   /s/ Robert D. Storey
                                        ----------------------------------
                                         (Robert D. Storey - Director)




Date  March 4, 1995                 By   /s/ James W. Walter
                                        ----------------------------------
                                         (James W. Walter - Director)




Date          , 1995                 By
      --------                          ----------------------------------
                                         (Charles Wohlstetter - Director)

                       CONSOLIDATED STATEMENTS OF INCOME
                        GTE Corporation and Subsidiaries


                                                                                Years Ended December 31
                                                                                -----------------------
                                                                        1994             1993               1992
                                                                        ----             ----               ----
                                                                                  (Millions of Dollars)
         REVENUES AND SALES:
            Telephone operations                                      $15,905           $15,829          $15,862
            Telecommunications products and services                    4,039             3,919            4,122
                                                                      -------           -------          -------
               Total revenues and sales                                19,944            19,748           19,984
                                                                      -------           -------          -------

         COSTS AND EXPENSES:
            Telephone operations                                       11,667            11,765           11,828
            Telecommunications products and services*                   3,431             3,578            3,940
            Restructuring costs                                          --               1,840               --
                                                                      -------           -------          -------
               Total costs and expenses                                15,098            17,183           15,768
                                                                      -------           -------          -------
         Operating income                                               4,846             2,565            4,216
                                                                      -------           -------          -------
         OTHER (INCOME) DEDUCTIONS:
            Interest expense--net                                       1,059             1,197            1,332
            Other--net                                                   (196)             (190)             130
                                                                      -------           -------          -------
               Total other (income) deductions                            863             1,007            1,462
                                                                      -------           -------          -------
         Income before income taxes                                     3,983             1,558            2,754
            Income tax provision                                        1,532               568              967
                                                                      -------           -------          -------
         Income from continuing operations                              2,451               990            1,787
         Discontinued operations                                         --             -------              (48)
         Extraordinary charge--early retirement of debt                  --                 (90)             (52)
         Cumulative effect of accounting changes                         --                  --           (2,441)
                                                                      -------           -------          -------
         Net income (loss)                                              2,451               900             (754)
            Preferred stock dividends of parent                            10                18               26
                                                                      -------           -------          -------
         Net income (loss) applicable to common stock                 $ 2,441           $   882          $  (780)
                                                                      =======           =======          =======
         EARNINGS (LOSS) PER COMMON SHARE:
            Continuing operations                                     $  2.55           $  1.03          $  1.95
            Discontinued operations                                      --                  --             (.05)
            Extraordinary charge--early retirement of debt               --                (.10)            (.06)
            Cumulative effect of accounting changes                      --                  --            (2.70)
                                                                      -------           -------          -------
            Consolidated                                              $  2.55           $   .93          $  (.86)
                                                                      =======           =======          =======
         Average common shares outstanding (in millions)                  958               945              905
                                                                      =======           =======          =======


*Includes cost of sales of $2,897, $3,036 and $3,143 for the years 1994-92, respectively.



         See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                        GTE Corporation and Subsidiaries



                                                                            December 31
                                                                            -----------
                                                                      1994               1993
                                                                      ----               ----
                                                                       (Millions of Dollars)
    ASSETS

    CURRENT ASSETS:

    Cash and temporary cash investments                              $    323          $    322
    Receivables, less allowances of $207 and $231                       4,022             3,900
    Inventories                                                           676               659
    Deferred income tax benefits                                          321               264
    Other                                                                 292               803
                                                                     --------          --------
       Total current assets                                             5,634             5,948
                                                                     --------          --------


    PROPERTY, PLANT AND EQUIPMENT, AT COST:

    Telephone operations                                               44,287            43,099
       Accumulated depreciation                                       (17,656)          (16,737)
                                                                     --------          --------
                                                                       26,631            26,362
                                                                     --------          --------
    Telecommunications products and services and other                  4,258             4,160
       Accumulated depreciation                                        (1,561)           (1,802)
                                                                     --------          --------
                                                                        2,697             2,358
                                                                     --------          --------
       Total property, plant and equipment, net                        29,328            28,720
                                                                     --------          --------

    INVESTMENTS AND OTHER ASSETS:

    Franchises, goodwill and other intangibles                          2,149             2,102
    Investments in unconsolidated companies                             1,551             1,431
    Prepaid pension costs and deferred charges                          3,004             2,462
    Long-term receivables and other assets                                834               912
                                                                     --------          --------
       Total investments and other assets                               7,538             6,907
                                                                     --------          --------
       Total assets                                                  $ 42,500          $ 41,575
                                                                     ========          ========


    See Notes to Consolidated Financial Statements.

                         CONSOLIDATED BALANCE SHEETS
                       GTE Corporation and Subsidiaries



                                                                            December 31
                                                                            -----------
                                                                      1994              1993
                                                                      ----              ----
                                                                      (Millions of Dollars)
   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

   Short-term obligations, including current maturities               $ 2,042           $ 1,644
   Accounts and payrolls payable                                        2,229             1,968
   Accrued taxes                                                          871             1,108
   Dividends payable                                                      472               469
   Accrued restructuring costs                                            436               540
   Advance billings                                                       390               432
   Accrued interest                                                       238               227
   Other                                                                1,543             1,545
                                                                      -------           -------
      Total current liabilities                                         8,221             7,933
                                                                      -------           -------

   LONG-TERM DEBT                                                      12,163            13,019
                                                                      -------           -------

   RESERVES AND DEFERRED CREDITS:

   Deferred income taxes                                                3,522             3,128
   Employee benefit obligations                                         4,651             4,667
   Restructuring costs and other                                        1,729             1,973
                                                                      -------           -------
      Total reserves and deferred credits                               9,902             9,768
                                                                      -------           -------
   MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                         1,622             1,106
                                                                      -------           -------
   PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION                       109               156
                                                                      -------           -------
   SHAREHOLDERS' EQUITY:

   Preferred stock                                                         10               111
   Common stock--shares issued and outstanding
      965,084,925 and 951,761,892                                          48                48
   Amounts paid in, in excess of par value                              7,627             7,309
   Reinvested earnings                                                  3,422             2,769
   Guaranteed ESOP obligations                                           (624)             (644)
                                                                      -------           -------
      Total shareholders' equity                                       10,483             9,593
                                                                      -------           -------
      Total liabilities and shareholders' equity                      $42,500           $41,575
                                                                      =======           =======


   See Notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       GTE Corporation and Subsidiaries

                                                                                       Years Ended December 31
                                                                                       -----------------------
                                                                               1994             1993              1992
                                                                               ----             ----              ----
                                                                                        (Millions of Dollars)
CASH FLOWS FROM OPERATIONS:

Income from continuing operations                                            $ 2,451          $   990           $ 1,787
Adjustments to reconcile income to net cash from operations:
   Depreciation and amortization                                               3,432            3,419             3,289
   Restructuring costs                                                          --              1,840              --
   Deferred income taxes                                                         248             (864)               37
Change in current assets and current liabilities, excluding
      the effects of acquisitions and dispositions                            (1,029)             (13)             (268)
   Other--net                                                                   (362)             (95)              (13)
                                                                             -------          -------           -------
   Net cash from operations                                                    4,740            5,277             4,832
                                                                             -------          -------           -------

CASH FLOWS FROM INVESTING:

Capital expenditures                                                          (4,192)          (3,893)           (3,909)
Acquisitions and investments                                                    (244)             (46)              (84)
Proceeds from sales of assets                                                  1,163            2,267               662
Other--net                                                                         4              (66)               55
                                                                             -------          -------           -------
   Net cash used in investing                                                 (3,269)          (1,738)           (3,276)
                                                                             -------          -------           -------

CASH FLOWS FROM FINANCING:

GTE common stock issued                                                          422              383             1,513
Long-term debt and preferred securities issued                                 2,345            2,325               590
Long-term debt and preferred securities retired                               (2,481)          (4,836)           (2,002)
Dividends to shareholders of parent                                           (1,806)          (1,744)           (1,572)
Increase (decrease) in short-term obligations, excluding
   current maturities                                                             25              304              (254)
Other--net                                                                        25               (3)                6
                                                                             -------          -------           -------
   Net cash used in financing                                                 (1,470)          (3,571)           (1,719)
                                                                             -------          -------           -------
Increase (decrease) in cash and temporary cash investments                         1              (32)             (163)

CASH AND TEMPORARY CASH INVESTMENTS:
   Beginning of year                                                             322              354               517
                                                                             -------          -------           -------
   End of year                                                               $   323          $   322           $   354
                                                                             =======          =======           =======


See Notes to Consolidated Financial Statements.

           CONSOLIDATED SUMMARY OF PREFERRED STOCK AND LONG-TERM DEBT
                        GTE Corporation and Subsidiaries

                                                                                               December 31
                                                                                               -----------
                                                                                          1994              1993
                                                                                          ----              ----
                                                                                          (Millions of Dollars)
PREFERRED STOCK:

GTE CORPORATION
No Par; $2.475 series, 4,000,000 shares outstanding at
       December 31, 1993                                                             $         --         $     100
Other convertible and nonconvertible preferred stock
       at various rates                                                                        10                11
                                                                                     ------------         ---------
                                                                                     $         10         $     111
                                                                                     ------------         ---------

PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION:

GTE CORPORATION
Par value $50 per share; 1,459,000 shares authorized at December 31, 1994:
       Nonconvertible 1,459,000 and 1,681,000 shares outstanding,
          average rate 7.81%                                                         $         73         $      84

TELEPHONE SUBSIDIARIES
   Average rates 5.91% and 6.83%                                                               36                72
                                                                                     ------------         ---------
                                                                                     $        109         $     156
                                                                                     ============         =========
LONG-TERM DEBT (EXCLUSIVE OF CURRENT MATURITIES):

GTE CORPORATION
   Sinking fund debenture, maturing in 2017, at a rate of 10.75%                     $        200         $     200
   Debentures, maturing 1998 through 2023, average rate 9.03%                               3,350             3,350
   Guaranteed ESOP obligations, maturing 1996-2005,
       average rate 9.67%                                                                     649               669
   Other debt, average rate 3.19%                                                             --                553
                                                                                     ------------         ---------
                                                                                            4,199             4,772
                                                                                     ------------         ---------

TELEPHONE SUBSIDIARIES
   First mortgage bonds, sinking fund debentures and notes,
       maturing through 2031, average rates 7.74% and 7.66%                                 7,108             6,768
                                                                                     ------------         ---------

OTHER SUBSIDIARIES
   Sinking fund debentures and notes, maturing through 2010,
       average rates 7.60% and 8.08%                                                          933             1,552
                                                                                     ------------         ---------
Total principal amount                                                                     12,240            13,092
   Less: discount and premium--net                                                            (77)              (73)
                                                                                     ------------         ---------
Total long-term debt                                                                 $     12,163         $  13,019
                                                                                     ============         =========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        GTE Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of GTE Corporation and subsidiaries ("GTE") include the accounts of all majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for on the equity basis. Investments of less than 20% are generally accounted for on the cost basis.

    All significant intercompany items have been eliminated, except for sales of construction and maintenance equipment and supplies by majority-owned subsidiaries to regulated telephone subsidiaries. These sales amounted to $638 million, $696 million and $738 million in 1994-92, respectively, and were made at prices which compare favorably with those at which comparable equipment and supplies could have been obtained elsewhere.

    Reclassifications of prior year data have been made in the accompanying consolidated financial statements where appropriate to conform to the 1994 presentation.

REGULATORY ACCOUNTING

GTE's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. GTE's telephone subsidiaries annually review the continued applicability of FAS 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are accounted for using the percentage of completion method with revenues recognized in the proportion that costs incurred bear to the estimated total costs at completion. Expected losses on such contracts, if any, are charged to income currently.

DEPRECIATION AND AMORTIZATION

GTE's telephone subsidiaries provide for depreciation on a straight-line basis over asset lives approved by regulators. Other subsidiaries provide for depreciation over the estimated useful lives of assets using the straight-line method. Depreciation provisions in 1994-92 for GTE's telephone subsidiaries were equivalent to a composite average percentage of 7.0%, 6.9% and 6.9%, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Franchises, goodwill and other intangibles arising from acquisitions are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less. Amortization expense was $71 million, $83 million and $89 million in 1994-92, respectively.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of subsidiaries operating in foreign countries, except those operating in highly inflationary economies, are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Translation gains and losses of affiliates operating in highly inflationary economies are included in net income as they occur.

FINANCIAL INSTRUMENTS

GTE enters into a variety of financial instruments to hedge its exposure to fluctuations in interest and foreign exchange rates. Amounts to be paid or received under interest rate swaps are accrued as interest expense. Gains or losses on foreign currency contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains or losses on the foreign currency obligations being hedged.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on the accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in benefits are amortized over the average remaining service period of the employees expected to receive the benefits.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, that will be in effect in the years in which the temporary differences are expected to reverse.

    Non-U.S. subsidiaries compute taxes at rates in effect in the countries in which they operate. Earnings of these subsidiaries may also be subject to additional income and withholding taxes when they are distributed as dividends. These additional taxes, net of applicable tax credits, are accrued currently, except with respect to earnings which are not expected to be remitted because they are permanently reinvested. Undistributed earnings of non-U.S. subsidiaries deemed to be permanently reinvested were approximately $385 million at December 31, 1994.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

Earnings per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Common share equivalents have been excluded from this computation as they do not have a dilutive effect of 3% or more.

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

2. INVESTMENTS IN UNCONSOLIDATED COMPANIES

In early 1994, a GTE-led international consortium, Compania de Telefonos del Interior ("CTI") was awarded two licenses to provide cellular services in the north and south interior regions of Argentina. Since that time, CTI completed construction of its initial networks, finalized interconnect agreements with the respective local exchange wireline carriers and initiated service. GTE, as manager, has a leading 25.5% ownership interest in CTI. As of December 31, 1994, GTE had an investment of $77 million in CTI and guaranteed $59 million of its debt.

    GTE, as operator, also has a 20.4% ownership interest in Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the Venezuelan telephone company. CANTV is the exclusive provider for local, national long-distance and international long-distance telephone service in Venezuela. CANTV also provides other telecommunication and related services, including cellular telephone and directory advertising services. As of December 31, 1994, GTE had an investment in CANTV of $1.1 billion.

    GTE accounts for its investments in CTI and CANTV using the equity method. GTE's equity in the results of CTI and CANTV is included in "Other--net" in the accompanying consolidated statements of income. In addition to CTI and CANTV, GTE holds interests in several cellular partnerships that are accounted for using the equity method.

    In 1992, GTE sold for $530 million, or approximately book value, its remaining 19.9% interest in US Sprint, a joint venture formed in 1986 to market long-distance telephone and data-transmission services.

3. RESTRUCTURING COSTS

Results for 1993 include one-time restructuring costs of $1.8 billion, which reduced net income by $1.2 billion, or $1.22 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    These restructuring costs included $1.4 billion at Telephone Operations primarily to implement its re-engineering plan. This plan is intended to redesign and streamline processes in order to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $680 million to upgrade or replace existing customer service and administrative systems and enhance network software, $410 million for employee separation benefits associated with workforce reductions and $210 million primarily for the consolidation of facilities and operations and other related costs.

    Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Reductions of approximately 17,000 Telephone Operations employees are expected during that time.

    During 1994, 67 customer contact, network operations and operator service centers were closed and employee reductions of nearly 3,000 occurred. During the year, expenditures of $343 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the closure and relocation of the various centers described above, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate in 1995.

    The 1993 restructuring charge also included a $400 million reduction in the carrying value of satellite communication assets of GTE Spacenet ("Spacenet") and certain other assets to estimated net realizable value. This action primarily reflected the development of alternative transmission methods through technological advances and increased competition. During 1994, GTE sold Spacenet at a price that approximated its book value.

    During 1993, Telephone Operations offered various voluntary separation programs to its domestic workforce. These programs resulted in a pre-tax charge of $74 million which reduced net income by $46 million, or $.05 per share.

4. PROPERTY REPOSITIONING AND DISCONTINUED OPERATIONS

In December 1992, GTE announced a plan to pursue the sale or trade of local-exchange telephone properties (representing less than 5% of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. GTE substantially completed this program during 1994 with the sale of local-exchange telephone properties serving 448,000 access lines in nine states for $900 million in cash. During 1993, GTE sold local-exchange telephone properties serving 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash.

    As a result of these transactions, GTE recorded pre-tax gains in 1994 and 1993 of $264 million and $168 million, respectively, which are included in "Other--net" in the accompanying consolidated statements of income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For comparability, the following table includes pro forma adjustments to remove, from each of the three years presented, the operating results of the properties sold, through the date of sale. In addition, the table has been adjusted to exclude the 1993 impact of the one-time restructuring charge and the charge associated with the Telephone Operations' voluntary separation programs as described in Note 3 (in millions of dollars):

                                                                 1994             1993              1992
                                                                -------          -------           -------
Revenues and Sales
   Telephone operations                                         $15,717          $15,203           $15,144
   Telecommunications products and services                       4,039            3,919             4,122
                                                                -------          -------           -------
      Total revenues and sales                                  $19,756          $19,122           $19,266
                                                                =======          =======           =======
Operating Income
   Telephone operations                                         $ 4,186          $ 4,005           $ 3,862
   Telecommunications products and services                         608              341               182
                                                                -------          -------           -------

         Total operating income                                 $ 4,794          $ 4,346           $ 4,044
                                                                =======          =======           =======

    In January 1993, GTE sold its worldwide Electrical Products Group ("EPG"). The aggregate sales price, which included the assumption of debt, totaled approximately $1.2 billion. As a result, in December 1992, GTE recorded after-tax charges totaling $100 million, including an extraordinary charge of $52 million resulting from the early retirement of high-coupon debt and a $48 million charge associated with the sale of EPG. The EPG charge was net of $315 million of after-tax gains resulting from the settlement of active and retired employee pension obligations. Revenues and sales of EPG were $2.2 billion in 1992.

5. ACCOUNTING CHANGES

In 1992, GTE adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") and No. 109, "Accounting for Income Taxes" ("FAS 109").

    FAS 106 requires the expected cost of postretirement health care and life insurance benefits to be recognized during the years that employees render service. GTE adopted FAS 106 on the immediate recognition basis effective January 1, 1992 and recorded a one-time, non-cash charge of $2.3 billion (net of deferred tax benefits of $1.4 billion), or $2.59 per share, to give effect to past service costs. Pursuant to FAS 71, a regulatory asset was not recorded due to GTE's assessment of the long-term competitive environment and the uncertainties surrounding the timing and extent of recovery.

    FAS 109 changed the method by which companies account for income taxes. Among other things, the statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The cumulative prior years' effect of this change reduced net income by $100 million, or $.11 per share, in 1992.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SHAREHOLDERS' EQUITY

PREFERRED STOCK
Preferred stock has voting rights generally on an equal basis with common stock. Dividends are cumulative on all preferred stock.

COMMON STOCK
The authorized common stock of GTE at December 31, 1994 consisted of two billion shares with a par value of $.05 per share. The following table sets forth the actual number of shares of common stock issued during each of the last three years (in thousands of shares):

                                                                  1994             1993              1992
                                                                 ------           ------            ------
Employee stock purchase plan                                      4,344            5,835             9,050
Dividend reinvestment plan                                        5,504            4,695             4,735
Public offering                                                    --               --              33,000
Other                                                             3,475            1,702             3,838
                                                                 ------           ------            ------
Total                                                            13,323           12,232            50,623
                                                                 ======           ======            ======

    In 1992, GTE sold 33 million shares of its common stock in a public offering at a price of $32.875 per share. The net proceeds of $1.1 billion were used to reduce short-term obligations. As of December 31, 1994, 42 million shares were reserved for issuance under various employee benefit and stock purchase plans and the dividend reinvestment plan.

AMOUNTS PAID IN, IN EXCESS OF PAR VALUE
The following table sets forth the activity in amounts paid in, in excess of par value during each of the last three years (in millions of dollars):


                                                                  1994             1993              1992
                                                                 ------           ------            ------
Balance, beginning of year                                       $7,309           $7,134            $6,232
Issuance of common stock                                            395              201             1,009
Other                                                               (77)             (26)             (107)
                                                                 ------           ------            ------
Balance, end of year                                             $7,627           $7,309            $7,134
                                                                 ======           ======            ======

    Amounts paid in, in excess of par value includes the cumulative foreign currency translation adjustment of $(207) million, $(168) million and $(126) million at December 31, 1994-92, respectively, and the cumulative unrealized gains (losses) on investments in debt and equity securities of $(22) million and $16 million at December 31, 1994 and 1993, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REINVESTED EARNINGS
The following table sets forth the activity in reinvested earnings during each of the last three years (in millions of dollars):

                                                                  1994             1993              1992
                                                                 ------           ------            ------
Balance, beginning of year                                       $2,769           $3,621            $5,977
Net income (loss) applicable to common stock                      2,441              882              (780)
Cash dividends declared on common stock                          (1,800)          (1,748)           (1,590)
Other                                                                12               14                14
                                                                 ------           ------            ------
Balance, end of year                                             $3,422           $2,769            $3,621
                                                                 ======           ======            ======

STOCK OPTION PLANS
GTE maintains stock option plans for management employees. The options may be granted separately or in conjunction with stock appreciation rights. The options allow the purchase of GTE common stock at the market price on the date of grant and have a term of 10 years. The options vest over periods not exceeding four years.

    The number of shares that are available for granting in each year is limited to four tenths of one percent of GTE's outstanding common stock as of December 31 of the preceding year. Any unused amount is carried forward and made available for granting in the subsequent year.

    The following table summarizes stock option activity during each of the last three years (number of options in thousands):

                                                              Stock Options      Average Price
                                                              -------------      -------------
Balance, January 1, 1992                                          8,768             $26.10
   Options granted                                                  876              32.11
   Options exercised                                             (1,737)             20.99
   Options cancelled or forfeited                                  (179)             28.22
                                                                 ------             ------

Balance, December 31, 1992                                        7,728              27.88
   Options granted                                                1,989              35.24
   Options exercised                                             (1,195)             23.99
   Options cancelled or forfeited                                   (50)             23.21
                                                                 ------             ------

Balance, December 31, 1993                                        8,472              30.19
   Options granted                                                4,118              32.53
   Options exercised                                               (173)             25.09
   Options cancelled or forfeited                                  (153)             33.12
                                                                 ------             ------

Balance, December 31, 1994                                       12,264             $31.01
                                                                 ======             ======

    At December 31, 1994, 6.3 million options were exercisable.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHAREHOLDER RIGHTS PLAN
GTE maintains a shareholder rights plan to protect shareholders against unsolicited attempts to acquire control of GTE that do not offer what GTE believes to be an adequate price to all shareholders. Under the plan, each outstanding share of GTE Common Stock originally had associated with it a right to purchase, upon the occurrence of certain events ("Rights"), one one-thousandth of a share of Series A Participating No Par Preferred Stock ("Preferred Stock") at $200. As a result of the two-for-one stock split effected after the adoption of the plan, each share of GTE Common Stock is currently entitled to one-half of a Right. The Rights will become exercisable only if a person or group, without GTE's consent, commences a tender or exchange offer for, or acquires 20% or more of the voting power of GTE, or acquires 10% or more of the voting power of GTE and executes an agreement with GTE to effect a merger or other business combination.

    In the event that a person or group acquires 20% or more of GTE's voting power without GTE's consent (the "Acquiring Person"), each holder of a Right, other than the Acquiring Person will be entitled to acquire that number of one one-thousandth of a share of Preferred Stock equal to the number of shares of GTE's Common Stock having a market value of twice the exercise price of the Rights. Similarly, if without GTE's consent, GTE is acquired in a merger or other business combination transaction, each holder of a Right will be entitled to acquire voting shares of the acquiring company at twice the value of the exercise price. The Rights may be redeemed by GTE at a price of $.01 per right, at any time prior to any person or group acquiring 10% or more of GTE's voting power without GTE's consent, and will expire on December 7, 1999.

7. MINORITY INTERESTS AND REDEEMABLE PREFERRED STOCK

During 1994, a subsidiary of GTE issued $489 million of monthly income preferred securities with a cumulative annual dividend rate of 9.25%, and a maturity of 30 years. Preferred securities of subsidiaries of $770 million and $313 million at December 31, 1994 and 1993, respectively, are included in "Minority Interests in Equity of Subsidiaries" in the accompanying consolidated balance sheets.

    Certain outstanding preferred stock issues of GTE are redeemable upon notice at the option of the company, in whole or in part, at a premium and certain issues may be redeemed without premiums through annual sinking funds.

    GTE redeemed 222,000 shares in 1994; 222,000 shares in 1993; and 177,000 shares in 1992 of its preferred stock. Preferred shares redeemed by GTE's telephone subsidiaries totaled 1,697,657 in 1994; 242,974 in 1993; and 406,898 in 1992. The aggregate redemption requirements for preferred stock subject to mandatory redemption for GTE and its telephone subsidiaries are approximately $9 million in each of the next five years.

    GTE's aggregate voluntary redemption price at December 31, 1994, was $112 million, including $38 million for its telephone subsidiaries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT

Estimated payments of long-term debt during the next five years are: $603 million in 1995; $369 million in 1996; $677 million in 1997; $1.4 billion in 1998; and $1.1 billion in 1999.

    GTE's telephone subsidiaries finance part of their construction programs through the use of short-term loans, including commercial paper, which are refinanced at later dates by issues of long-term debt or equity.

    During 1993, GTE redeemed prior to scheduled maturity, $2.1 billion of high-coupon first-mortgage bonds of five of its telephone subsidiaries. As a result, an after-tax extraordinary charge of $90 million (net of tax benefits of $53 million), or $.10 per share, was recorded to reflect the expenses of calling these bonds.

    Total short-term obligations, including loans for construction expected to be refinanced, were as follows (in millions of dollars):

                                                                                   1994              1993
                                                                                  ------            ------
Commercial paper--average rates 6.0% and 3.5%                                     $1,411            $1,326
Notes payable to banks--average rates 8.3% and 9.5%                                   28                88
Current maturities of long-term debt                                                 603               230
                                                                                  ------            ------

   Total                                                                          $2,042            $1,644
                                                                                  ======            ======

    GTE and its subsidiaries had available lines of credit aggregating $4.1 billion at December 31, 1994.

9. FINANCIAL INSTRUMENTS

GTE enters into interest rate and foreign currency contracts in order to reduce its exposure to fluctuations in interest and foreign exchange rates. At December 31, 1994, GTE had entered into interest rate swap agreements to convert $469 million of floating rate long-term and short-term debt to fixed rates. In connection with a foreign currency bond maturing in July 1995, GTE entered into a swap agreement with a bank whereby it receives applicable foreign currency amounts to meet annual interest payments and repay the principal at maturity in exchange for payments of U.S. dollar amounts. At December 31, 1994, the principal amount of the outstanding contract was $112 million.

    The risk associated with these off-balance sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest and exchange rates. GTE carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of non-performance is remote.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $300 million. The estimated fair value of long-term debt as of December 31, 1993, exceeded the carrying value by approximately $1.2 billion.

10. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS
Most subsidiaries have trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

    The components of the net pension credit for 1994-92 were as follows (in millions of dollars):

                                                                   1994           1993                1992
                                                                  ------        --------             ------
Benefits earned during the year                                   $ 269         $    295             $ 288
Interest cost on projected benefit obligations                      542              584               602
Return on plan assets:
   Actual                                                           (29)          (2,073)             (732)
   Deferred                                                        (971)           1,110              (201)
Other--net                                                         (168)            (174)             (197)
                                                                  -----            -----             -----

   Net pension credit                                             $(357)         $  (258)            $(240)
                                                                  =====          =======             =====

    The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

    The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993, were as follows (in millions of dollars):


                                                                                  1994              1993
                                                                                 -------           -------
Plan assets at fair value                                                        $11,950           $12,840
Projected benefit obligations                                                      6,724             7,391
                                                                                 -------           -------

Excess of assets over projected obligations                                        5,226             5,449
Unrecognized net transition asset                                                   (644)             (778)
Unrecognized net gain                                                             (2,270)           (2,797)
                                                                                 -------           -------

Prepaid pension costs                                                            $ 2,312           $ 1,874
                                                                                 =======           =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The projected benefit obligations at December 31, 1994 and 1993, include accumulated benefit obligations of $5.1 billion and $5.5 billion and vested benefit obligations of $4.5 billion and $4.9 billion, respectively.

    Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                                                                   1994             1993
                                                                                   ----             ----
Discount rate                                                                      8.25%            7.50%
Rate of compensation increase                                                      5.50%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Substantially all of GTE's employees are covered under postretirement health care and life insurance benefit plans. In addition, many retirees outside the U.S. are covered by government-sponsored and administered programs. The health care benefits paid under the GTE plans are generally based on comprehensive hospital, medical and surgical benefit provisions. GTE funds amounts for postretirement benefits as deemed appropriate from time to time.

    The postretirement benefit cost for 1994-92 included the following components (in millions of dollars):

                                                                   1994             1993              1992
                                                                  -----            -----             -----
Benefits earned during the year                                   $  57            $  96             $  97
Interest on accumulated post-
retirement benefit obligations                                      259              290               293
Actual return on plan assets                                          6               (6)               (4)
Amortization of prior service benefits                              (54)              (4)               --
Other--net                                                          (14)               2                --
                                                                  -----            -----             -----

    Postretirement benefit cost                                   $ 254            $ 378             $ 386
                                                                  =====            =====             =====

    The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in millions of dollars):


                                                                                   1994              1993
                                                                                   ----              ----
Accumulated postretirement benefit
obligations attributable to:
   Retirees                                                                       $2,731            $2,723
   Fully eligible active plan participants                                           234               231
   Other active plan participants                                                    912             1,106
                                                                                  ------            ------

Total accumulated postretirement benefit obligations                               3,877             4,060
Fair value of plan assets                                                            244               181
                                                                                  ------            ------

Excess of accumulated obligations over plan assets                                 3,633             3,879
Unrecognized prior service benefits                                                  656               710
Unrecognized net loss                                                                (99)             (345)
                                                                                  ------            ------

    Accrued postretirement benefit obligations                                    $4,190            $4,244
                                                                                  ======            ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1994 costs by $33 million and the accumulated postretirement benefit obligations as of December 31, 1994 by $343 million.

    During 1993, GTE made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to GTE's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $710 million. The resulting unrecognized prior service benefits are being amortized over the average remaining service lives of the employees.

SAVINGS AND STOCK OWNERSHIP PLANS
GTE sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, GTE provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $76 million, $66 million and $72 million in the years 1994-92, respectively.

    GTE maintains an Employee Stock Ownership Plan ("ESOP"). In 1989, the ESOP borrowed $700 million to acquire, at market value, 24.6 million shares of GTE common stock, which will be used to meet GTE's contributions to certain employee savings plans through the year 2004. The unpaid balance of the loan, which has been guaranteed by GTE, is included in the accompanying consolidated balance sheets as long-term debt with a similar reduction in shareholders' equity. The debt service payments, including interest, made by the ESOP for the years 1994-92 totaled $84 million, $81 million and $77 million, respectively. These payments were funded by $46 million, $46 million and $44 million of dividends accumulated on the GTE stock held by the ESOP and by $38 million, $35 million and $33 million of cash contributions by GTE in 1994-92, respectively.

11. LEASE COMMITMENTS

GTE has non-cancelable leases covering certain buildings, office space and equipment. Rental expense was $419 million, $459 million, and $590 million in 1994-92, respectively. Minimum rental commitments under non-cancelable leases through 1999 do not exceed $200 million annually and aggregate $804 million thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INTEREST EXPENSE--NET

The components of interest expense-net are as follows (in millions of dollars):

                                                                  1994             1993              1992
                                                                  ----             ----              ----
Interest expense                                                 $1,139           $1,298            $1,475
Interest income                                                     (52)             (61)             (100)
Allowance for funds used and interest
   capitalized during construction                                  (28)             (40)              (43)
                                                                 ------           ------            ------

   Total                                                         $1,059           $1,197            $1,332
                                                                 ======           ======            ======


13. OTHER--NET

The components of other--net are as follows (in millions of dollars):

                                                                   1994             1993              1992
                                                                  -----            -----              ----
General and administrative corporate expenses                     $ 206            $ 204              $187
Minority interests                                                  140              112               112
Preferred dividends of subsidiaries                                  18               22                23
Equity in income of unconsolidated companies                        (74)            (164)              (93)
Gains on sales of non-strategic
   telephone properties                                            (264)            (168)               --
Gains on sales of non-strategic
   cellular properties and other                                   (222)            (196)              (99)
                                                                  ------           -----              ----

   Total                                                          $(196)           $(190)             $130
                                                                  =====            =====              ====


14. INCOME TAXES

Income from continuing operations before income taxes is as follows (in millions of dollars):

                                                                  1994             1993              1992
                                                                 ------           ------            ------
Domestic                                                         $3,475           $1,002            $2,300
Foreign                                                             508              556               454
                                                                 ------           ------            ------

   Total                                                         $3,983           $1,558            $2,754
                                                                 ======           ======            ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The income tax provision (benefit) is as follows (in millions of dollars):


                                                                  1994             1993              1992
                                                                  ----             ----              ----
Current:
   Federal                                                       $  927           $1,088             $ 655
   Foreign                                                          192              183               171
   State and local                                                  165              161               104
                                                                 ------           ------             -----

                                                                  1,284            1,432               930
                                                                 ------           ------             -----
Deferred:
   Federal                                                          269             (682)              105
   Foreign                                                           (1)               2                 1
   State and local                                                   56             (100)               35
                                                                 ------           ------             -----

                                                                    324             (780)              141
                                                                 ------           -------            -----

Amortization of deferred
   investment tax credits--net                                      (76)             (84)             (104)
                                                                 ------           ------             -----

    Total                                                        $1,532           $  568             $ 967
                                                                 ======           ======             =====

    The amortization of deferred investment tax credits--net, relates to the amortization of investment tax credits previously deferred by GTE's regulated telephone subsidiaries.

    The components of the deferred income tax provision (benefit) are as follows (in millions of dollars):

                                                                   1994             1993              1992
                                                                   ----            -----             -----
Depreciation and amortization                                      $(88)           $  32             $ 125
Employee benefit obligations                                         (3)             (80)             (114)
Restructuring costs                                                 299             (667)               --
Prepaid pension costs                                               144              111                75
Other--net                                                          (28)            (176)               55
                                                                   ----            -----             -----

Total                                                              $324            $(780)            $ 141
                                                                   ====            =====             =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows (in millions of dollars):

                                                                  1994              1993              1992
                                                                  ----              ----              ----
Amounts computed at statutory rates                              $1,394             $545              $936
State and local income taxes, net
   of federal tax benefits                                          144               40                91
Depreciation of telephone plant
   construction costs previously deducted
   for tax purposes--net                                             42               48                46
Minority interests and preferred
   stock dividends of subsidiaries                                   39               40                40
Amortization of investment tax credits--net                         (76)             (84)             (104)
Rate differentials applied to
   reversing temporary differences                                  (34)             (30)              (35)
Other differences--net                                               23                9                (7)
                                                                 ------             ----              ----

   Total provision                                               $1,532             $568              $967
                                                                 ======             ====              ====

    The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, 1994 and 1993 are as follows (in millions of dollars):


                                                                                   1994              1993
                                                                                 -------           -------
Depreciation and amortization                                                    $ 4,165           $ 4,180
Employee benefit obligations                                                      (1,853)           (1,850)
Restructuring costs                                                                 (368)             (667)
Prepaid pension costs                                                                783               639
Investment tax credits                                                               226               321
Other--net                                                                           248               241
                                                                                 -------           -------

   Total                                                                         $ 3,201           $ 2,864
                                                                                 =======           =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUPPLEMENTAL CASH FLOW DISCLOSURES

The changes in current assets and current liabilities, excluding the effects of acquisitions and dispositions, and the cash paid for interest and income taxes are as follows (in millions of dollars):

                                                                   1994             1993              1992
                                                                -------           ------            ------
(Increase) decrease from current assets:
   Receivables--net                                             $  (554)          $ (706)           $ (231)
   Other current assets                                              (4)             168                69
Increase (decrease) from current liabilities:
   Accrued taxes and interest                                      (209)             465               (41)
   Other current liabilities                                       (262)              60               (65)
                                                                -------           ------            ------

      Net cash used                                             $(1,029)          $  (13)           $ (268)
                                                                =======           ======            ======

Cash paid during the year for:
   Interest                                                     $ 1,084           $1,373            $1,477
   Income taxes                                                   1,598              880             1,016



16. BUSINESS GROUP DATA

Business segment data is shown on pages 21 and 22 of this Report.

                             REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS


To the Board of Directors
and Shareholders of GTE Corporation:

We have audited the consolidated financial statements of GTE Corporation (a New York corporation) and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, as set forth on pages 21 and 22 and pages 41 through 61 of this report. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 1992, the company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            Arthur Andersen LLP

Stamford, Connecticut
January 26, 1995

                                                                     Schedule II
                                                                          Page 1


                       GTE CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 For the Years Ended December 31, 1994 - 1992
                             (Millions of Dollars)

========================================================================================================================
       Column A                                 Column B                Column C                Column D       Column E
       --------                                 --------               Additions                --------       --------
                                                             --------------------------
                                               Balance at       Charged      Charged to        Deductions     Balance at
                                               Beginning     (Credited) to      Other             from           End of
     Description                                of Year         Income        Accounts         Reserves (1)       Year
- ------------------------------------------------------------------------------------------------------------------------
December 31, 1994

   Allowance for uncollectible accounts          $  231         $  344         $ 120(2)          $  488         $  207
                                                 ======         ======         =====             ======         ======

   Accrued discontinuance and business
      repositioning costs                        $  297         $   55         $   5(3)          $   55         $  302
                                                 ======         ======         =====             ======         ======

   Accrued telephone restructuring costs (4)     $1,370           --             --              $  413(5)      $  957
                                                 ======         ======         =====             ======         ======

December 31, 1993

   Allowance for uncollectible accounts          $  154         $  329         $ 124(2)          $  376         $  231
                                                 ======         ======         =====             ======         ======

   Accrued discontinuance and business
      repositioning costs                        $  373           --           $ 109(3)          $  185         $  297
                                                 ======         ======         =====             ======         ======

   Accrued telephone restructuring costs (4)       --           $1,370           --                 --          $1,370
                                                 ======         ======         =====             ======         ======

December 31, 1992

   Allowance for uncollectible accounts          $  115         $  311         $ 219(2)          $  491         $  154
                                                 ======         ======         =====             ======         ======

   Accrued discontinuance and business
      repositioning costs                        $  352         $  197         $ 123(6)          $  299         $  373
                                                 ======         ======         =====             ======         ======

         The accompanying notes are an integral part of this schedule.

                                                                     Schedule II
                                                                          Page 2



                        GTE CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the Years Ended December 31, 1994-1992

================================================================================
NOTES:

(1)   Charges for purpose for which reserve was created.

(2)   Recoveries of amounts written off in prior years.

(3)   Primarily reclassifications from other accounts.

(4) See Note 3 to the Consolidated Financial Statements included elsewhere herein.

(5) Primarily represents prepaid pension costs associated with early retirement programs related to the Contel merger.

(6) Includes expenditures of $343 million in connection with the implementation of Telephone Operations' re-engineering plan (see Note 3 to the Consolidated Financial Statements included elsewhere herein).

                               INDEX OF EXHIBITS


Exhibit
Number                              Description
- -------     -------------------------------------------------------------------
  3.1(a)    Articles of Incorporation, as restated
  3.2       Certificate of Amendment of the Certificate of Incorporation
              of GTE Corporation (filed January 19, 1995)
  3.3(b)    By-Laws of GTE Corporation
  10-1(c)   Material Contracts - Deferred Compensation Plan for Directors
  10-2(d)   Material Contracts - Agreements Between GTE and Key Executives
  10-3(e)   Material Contracts - Supplemental Executive Retirement Plan
  10-4(f)   Material Contracts - Long-Term Incentive Plan
  10-5(g)   Material Contracts - Executive Incentive Plan
  10-6(h)   Material Contracts - Executive Retired Life Insurance Plan
  10-7(i)   Material Contracts - Phantom Stock Plan
  10-8(j)   Material Contracts - Director's Retirement Plan
  10-9(k)   Material Contracts - Charitable Awards Program
  10-10     Material Contracts - Salary Deferral Plan
  10-11     Material Contracts - Executive Severance and Employment Agreements
              between GTE Service Corporation and Michael T. Masin
  10-12     Material Contracts - Employment Agreement between GTE Service
              Corporation and Jeffrey S. Rubin
  10-13     Material Contracts - Employment Agreement between GTE Service
              Corporation and William P. Barr
  10-14     Material Contracts - Consulting Agreement between GTE Service
              Corporation and Edward C. Schmults
  11        Statement re: Calculation of Earnings (Loss) Per Common Share
  12        Statement re: Calculation of the Ratio of Earnings to Fixed Charges
  21        Significant Subsidiaries of Registrant
  23        Consent of Independent Public Accountants
  27        Financial Data Schedule

- --------------------
(a) GTE's restated Articles of Incorporation (except for the amendment, 3.2 above, filed with this Form 10-K) were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-50263), and are incorporated herein by reference. An amendment was filed with GTE's 1993 Form 10-K, and is incorporated herein by reference.

(b) GTE's By-Laws were filed as exhibits to GTE's registration statement on Form S-3 (File No. 33-50263), and are incorporated herein by reference. An amendment was filed with GTE's 1993 Form 10-K, and is incorporated herein by reference.

(c) GTE's Deferred Compensation Plan for Directors was filed as an exhibit to GTE's 1992 Form 10-K and is incorporated herein by reference.

(d) Agreements with certain key executives of GTE were filed as exhibits to GTE's Form 8-K filed on September 11, 1987, GTE's 1989, 1990, 1991, 1992 and 1993 Forms 10-K, and are incorporated herein by reference.

(e) GTE's Supplemental Executive Retirement Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. Amendments were filed with GTE's 1993 and 1992 Forms 10-K, and are incorporated herein by reference. An amendment dated January 2, 1994 is filed herewith.

(f) GTE's Long-Term Incentive Plan was filed as an exhibit to GTE's Proxy Statement covering the Annual Meeting of Shareholders held on May 15, 1991, and is incorporated herein by reference.

(g) GTE's Executive Incentive Plan was filed as an exhibit to GTE's 1993 Proxy Statement, and is incorporated herein by reference.

(h) GTE's Executive Retired Life Insurance Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. Amendments were filed with GTE's 1993 and 1992 Forms 10-K, and are incorporated herein by reference.

(i) GTE's Phantom Stock Plan was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.

(j) GTE's Director's Retirement Plan was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference. Amendments dated June 2, 1994 and August 4, 1994 are filed herewith.

(k) GTE's Charitable Awards Program was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.