Form 10-Q
period 1995-03-31
GTE CORP
filed 1995-05-11
CIK 40858

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549



                                  F O R M  10 - Q

                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                        For the period ended March 31, 1995
                                             ..............

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

  ............................................................................

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


        GTE had 969,978,487 shares of $.05 par value common stock outstanding at April 30, 1995.


  PART I.  FINANCIAL INFORMATION

                          GTE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                         March 31
                                                     1995        1994
                                                       (In Millions)

  REVENUES AND SALES                                $4,762      $4,746

  COSTS AND OPERATING EXPENSES                       3,578       3,628

     Operating income                                1,184       1,118

  OTHER (INCOME) DEDUCTIONS:
     Interest expense                                  281         278
     Allowance for funds used and interest
       capitalized during construction                  (8)         (7)
     Interest income                                   (13)        (11)
     Other - net                                        44          42

                                                       304         302

     Income before income taxes                        880         816

  INCOME TAX PROVISION                                 335         312

     Net income                                        545         504

  PREFERRED STOCK DIVIDENDS OF PARENT                    2           4

     Net income applicable to
       common stock                                 $  543     $   500

  EARNINGS PER COMMON SHARE                         $  .56     $   .52

  DIVIDENDS DECLARED PER COMMON SHARE               $  .47     $   .47

  AVERAGE COMMON SHARES                                967         954






          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED SUMMARY OF CONSOLIDATED RESULTS



                                                      Three Months Ended
                                                           March 31
                                                       1995        1994
                                                         (In Millions)

  REVENUES AND SALES:
     Telephone Operations                             $ 3,836    $ 3,865
     Telecommunications Products and Services             926        881

        Total revenues and sales                      $ 4,762    $ 4,746

  OPERATING INCOME:
     Telephone Operations                             $ 1,057    $ 1,025
     Telecommunications Products and Services             127         93

        Operating income                                1,184      1,118

  OTHER DEDUCTIONS:
     Interest expense - net                               260        260
     Other - net                                           44         42

        Income before income taxes                        880        816

  Income tax provision                                    335        312

        Net income                                        545        504

  Preferred stock dividends of parent                       2          4

        Net income applicable to
          common stock                                $   543    $   500






            The accompanying notes are an integral part of this summary.

                         GTE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS


  Consolidated

  Consolidated net income for the first quarter of 1995 increased 8 percent to $545 million, or $.56 per share, compared with $504 million, or $.52 per share, in the first quarter of last year.

  Operating income increased 8 percent to $1.18 billion, compared with $1.10 billion reported in the first quarter of last year, excluding $23 million of operating income attributable to non-strategic telephone properties and the satellite-communications business which were sold in 1994.

  Consolidated revenues and sales for the first quarter increased 3 percent to $4.76 billion, compared to $4.62 billion in the first quarter of last year, excluding $125 million of revenues from the operations sold. Substantially higher mobile-cellular revenues and increased volumes at Telephone Operations more than offset lower, more competitive telephone pricing.


  Telephone Operations

  Telephone revenues for the first quarter of 1995 amounted to $3.84 billion, compared with $3.78 billion a year ago, excluding the impact of the non-strategic properties sold. The revenue improvement reflects the increase in unit volumes which were partially offset by competitive price reductions, including reductions for toll service and access charges in California, effective January 1, 1995. Minutes-of-use of GTE's domestic local-exchange network for long-distance calling grew at a rate of 7.5 percent, while total access lines increased 5.1 percent over last year.

  On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission ("CPUC"), toll competition (without pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. In the first quarter of 1995, revenues in California decreased by approximately $60 million, or 8 percent, as a result of the implementation of this order.

  Operating income for the first quarter of 1995 increased 5 percent to $1.06 billion, compared with $1.00 billion a year ago, excluding the results of the properties sold. The improvement reflects increased revenues and lower domestic operating expenses resulting from the ongoing process re-engineering program.

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



  In connection with the re-engineering plan, during the first three months of 1995, expenditures of approximately $89 million were incurred and charged to the restructuring reserve. Since the plan's inception at the beginning of 1994, a total of 74 customer contact, network operations and operator service centers have been closed and workforce reductions of approximately 7,000 have occurred resulting in total expenditures of $432 million being charged to the restructuring reserve. These costs were primarily associated with the consolidation of various service centers and separation benefits associated with employee reductions as discussed above as well as incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $868 million remains in the restructuring reserve which management believes is adequate to cover future expenditures.

  As of March 31, 1995, access lines served by GTE's domestic and international telephone operations operating in 28 states, Canada, the Dominican Republic and Venezuela totaled 23.1 million.


  Telecommunications Products and Services

  Revenues and sales from Telecommunications Products and Services, which is comprised of personal communications services, aircraft-based telecommunications, government and defense communications systems and equipment, telecommunications-based information services and systems and Yellow Pages directories, increased 11 percent to $926 million for the first quarter of 1995, compared to $837 million a year ago, excluding the satellite-communications business which was sold late in 1994. This improvement primarily reflects the continued excellent growth in revenues from the mobile-cellular business.

  Cellular customer growth continued at a high level during the first quarter of 1995 with a total of 161,000 new domestic customers added. This brings total U.S. customers served to approximately 2,500,000, an increase of 46 percent over the first quarter of last year. During the first quarter of 1995, service revenues per subscriber averaged $63 per month, compared with $68 per month in the first quarter of last year. The current average reflects the continued growth of casual users in the subscriber base. Operating cash flows, representing operating income before depreciation and amortization, reached $173 million in the first quarter of 1995, a 53 percent improvement over the first quarter of 1994.

  Operating income in the first quarter of 1995 increased 38 percent to $127 million, compared with $92 million in the first quarter of last year, excluding the satellite-communications business. This increase reflects the continued improved performance of the mobile-cellular business which was offset, in part, by changes in the timing of certain Yellow Pages directories publications.

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



  As of March 31, 1995, GTE's U.S. mobile-cellular operations served a population of some 53 million "POPs" (total population in markets served times GTE's percentage interest in the entity providing service in those markets). Outside the United States, GTE operates mobile-cellular networks serving some 15 million POPs through affiliates in Canada, the Dominican Republic, Venezuela and Argentina, where an additional 354,000 customers are served.


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first three months of 1995 totaled $1.36 billion compared to $1.21 billion for the first quarter of 1994. The increase in cash from operations is due to improved operating results in the first quarter of 1995 and the absence of one-time income tax payments in the first quarter of 1994 related to both the completion of the Mobile Subscriber Equipment Contract and to gains on sales of non-strategic properties sold in late 1993. Capital expenditures and dividends in the first quarter were funded by cash flows from operations.

  Cash used in investing activities for the first three months of 1995 totaled $830 million, compared with $863 million in the first quarter of 1994. Capital expenditures for the first quarter of 1995 totaled $771 million compared with $830 million in the same period last year. For the full year 1995, capital expenditures are expected to be approximately $4.4 billion compared with $4.2 billion in 1994. Capital expenditures and dividends for 1995 are expected to be funded by cash flows from operations together with funds obtained through employee stock purchase and dividend reinvestment plans. The majority of new investment is being made in GTE's regulated telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as cellular, to increase capacity and continue to improve the quality of the existing network.

  Cash used in financing activities for the first three months of 1995 totaled $519 million, compared with $318 million in the same period last year. During the first quarter of 1995, dividend payments of $454 million and net reductions in short and long-term borrowings and preferred stock of $184 million were partially offset by $107 million received through GTE's employee stock purchase and dividend reinvestment plans. In March 1995, a subsidiary of GTE issued $511 million of 8.75% Monthly Income Preferred Securities ("MIPS"). This issuance completed the $1 billion shelf registration with the Securities and Exchange Commission for MIPS.

  GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. At March 31, 1995, GTE had $4.4 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



  RECENT DEVELOPMENTS

  In 1994, GTE reached agreement to acquire the 10 percent ownership of Contel Cellular Inc. that it does not already own for approximately $250 million in cash. The transaction is expected to close on May 12, 1995.

  In March 1995, the Federal Communications Commission ("FCC") increased the local-exchange carrier ("LEC") productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

  Also in March 1995, GTE was successful in its bid for licenses serving four markets in the FCC's auction for personal communications services licenses. The licenses were acquired at a cost of approximately $400 million and included those for the Atlanta, Seattle, Cincinnati and Denver Major Trading Areas. These markets, with approximately 20 million POPs, will enhance GTE's ability to bring new wireless services to its key local telephone operating properties, further strengthen existing cellular clusters, and expand an already strong cellular presence. Approximately $80 million of the purchase price has already been paid with the final $320 million expected to be paid during the second quarter of 1995.
  Construction of the cellular networks in the new markets is expected to commence in late 1995 and continue through 1997.

  GTE has also signed a definitive agreement to exchange certain GTE cellular assets in Oregon, Minnesota, New Mexico and Washington for 100 percent of US WEST's cellular assets in San Diego, the 13th largest cellular market in the U.S. containing 2.6 million POPs. The transaction, which will give GTE operating control of the San Diego MSA, is subject to regulatory approval and is expected to close during the second half of 1995.

  In April 1995, the Supreme Court of Texas ruled in favor of GTE Southwest in its rate case dating to 1989. The Supreme Court agreed with GTE's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services from GTE Service Corporation, a wholly-owned subsidiary of GTE. The final issue, payments associated with directory publications rendered by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, has been remanded to the Texas Public Utilities Commission ("TPUC") for further proceedings. It is not known when the TPUC will make a decision on this matter. While the ultimate outcome of this matter is not presently determinable, it is not expected to have a material effect on GTE's results of operations.

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



  Also in April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts GTE from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

  In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in Ventura County, California, Pasco and Pinellas Counties, Florida, Honolulu, Hawaii and Manassas, Virginia. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.

  Finally, the states of Virginia and North Carolina recently enacted legislation to open local telephone markets to competition in 1996, while requiring the implementation of price regulation. Several other states are considering similar regulatory reform proposals during the current legislative sessions.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     March 31,     December 31,
                                                       1995            1994
                                                          (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary cash investments               $   330      $   323
     Receivables, less allowances
       of $220 and $207 million                          3,667        4,022
     Inventories                                           689          676
     Other current assets                                  640          613
       Total Current Assets                              5,326        5,634


  PROPERTY, PLANT AND EQUIPMENT, at cost:
     Telephone operations                               44,597       44,287
       Accumulated depreciation                        (18,209)     (17,656)
                                                        26,388       26,631

     Telecommunications products
         and services and other                          4,363        4,258
       Accumulated depreciation                         (1,636)      (1,561)
                                                         2,727        2,697

       Total Property, Plant and Equipment, net         29,115       29,328


  INVESTMENTS AND OTHER ASSETS:
     Franchises, goodwill and other intangibles,
        net of accumulated amortization of
           $334 and $319 million                         2,217        2,149
     Investments in unconsolidated companies             1,577        1,551
     Prepaid pension costs and deferred charges          3,054        3,004
     Long-term receivables and other assets                865          834
       Total Investments and Other Assets                7,713        7,538


       Total Assets                                    $42,154      $42,500








           The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,     December 31,
                                                       1995            1994
                                                          (In Millions)

       LIABILITIES AND SHAREHOLDERS' EQUITY


  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                             $ 1,449       $ 2,042
     Accounts and payrolls payable                      1,757         2,229
     Accrued taxes                                      1,017           871
     Dividends payable                                    475           472
     Accrued restructuring costs                          472           436
     Other current liabilities                          2,129         2,171
       Total Current Liabilities                        7,299         8,221

  LONG-TERM DEBT                                       12,072        12,163

  RESERVES AND DEFERRED CREDITS:
     Deferred income taxes                              3,542         3,522
     Employee benefit obligations                       4,703         4,651
     Restructuring costs and other                      1,622         1,729
       Total Reserves and Deferred Credits              9,867         9,902

  MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES          2,132         1,622

  PREFERRED STOCK, subject to mandatory redemption        107           109

  SHAREHOLDERS' EQUITY:
     Preferred stock                                       10            10
     Common stock - shares issued 968,123,939
        and 965,084,925                                    48            48
     Amounts paid in, in excess of par value            7,725         7,627
     Reinvested earnings                                3,513         3,422
     Guaranteed ESOP obligations                         (619)         (624)
       Total Shareholders' Equity                      10,677        10,483


       Total Liabilities and Shareholders' Equity     $42,154       $42,500








          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31
                                                          1995           1994
                                                             (In Millions)
  Cash Flows from Operations:

     Net income                                         $  545        $  504

     Adjustments to reconcile net income to
       net cash from operations:
          Depreciation and amortization                    894           837
          Change in current assets and current
            liabilities, excluding the effects of
            acquisitions and dispositions                 (250)         (226)
          Deferred income taxes and other - net            167            96
          Net cash provided from operations              1,356         1,211

  Cash Flows from Investing:
     Capital expenditures                                 (771)         (830)
     Other - net                                           (59)          (33)
          Net cash used in investing                      (830)         (863)

  Cash Flows from Financing:
     GTE common stock issued                               107           138
     Long-term debt and preferred securities issued        532           990
     Long-term debt and preferred securities retired      (191)       (1,534)
     Dividends to shareholders of parent                  (454)         (449)
     Increase (decrease) in short-term obligations,
        excluding current maturities                      (525)          528
     Other - net                                            12             9
          Net cash used in financing                      (519)         (318)

  Increase in cash and temporary
    cash investments                                         7            30

  Cash and temporary cash investments:
     Beginning of period                                   323           322
     End of period                                      $  330        $  352

     Cash paid during the period for:
       Interest                                         $  207        $  200
       Income taxes                                        122           420

          The accompanying notes are an integral part of these statements.

                         GTE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)  BASIS OF PRESENTATION:

       The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.


  (2)  PROPERTY SALES:

       The accompanying Condensed Consolidated Statements of Income and the Condensed Summary of Consolidated Results include the results of operations, through the date of sale, of GTE Spacenet and certain non-strategic local-exchange telephone properties sold during 1994. For comparability, the following table includes pro forma adjustments to remove the 1994 operating results of GTE Spacenet and the telephone properties sold.

                                             Three Months Ended
                                                  March 31
                                             1995          1994
                                               (In Millions)

           REVENUES AND SALES:
             Telephone Operations           $3,836       $3,784
             Telecommunications Products
               and Services                    926          837
               Total revenues and sales     $4,762       $4,621

           OPERATING INCOME:
             Telephone Operations           $1,057       $1,003
             Telecommunications Products
               and Services                    127           92

               Total operating income       $1,184       $1,095

  PART II. OTHER INFORMATION


  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)  Annual Meeting - April 19, 1995

            (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                       Shares Voted

                   Directors            Shares For             Shares Withheld

                Class III Directors:
                  Edwin L. Artzt          794,438,309              22,936,659
                  Kent B. Foster          792,419,576              24,955,392
                  Sandra O. Moose         793,880,978              23,493,990
                  Russell E. Palmer       794,980,191              22,394,777
                  Robert D. Storey        794,164,064              23,210,904

                Class II Director:
                  Nicholas L. Trivisonno  793,080,607              24,294,361

            (c)  Other matters voted upon:


             Proposal to Ratify the Appointment of Auditors

             Shareholders ratified the appointment of Arthur Andersen LLP to conduct the annual audit of the financial statements of GTE Corporation and its subsidiary companies for the year ending December 31, 1995. The vote was:

             FOR -   795,390,805 shares, or 98.39 percent of the shares voted.

             AGAINST - 13,037,848 shares, or 1.61 percent of the shares voted.

             ABSTENTIONS - 8,946,315 shares.


             Proposal to Eliminate the Staggered Election of Directors

             Shareholders voted against a shareholder proposal to eliminate the staggered election of Directors. The vote was:

             FOR - 254,832,548 shares, or 38.26 percent of the shares voted.

             AGAINST - 411,288,537 shares, or 61.74 percent of the shares voted.

             ABSTENTIONS - 17,601,601 shares.

             BROKERS NON-VOTES - 133,652,282 shares.

  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)


             Proposal for the Establishment of Criteria to Limit Executive Officers' Compensation

             Shareholders voted against a shareholder proposal for the Board of Directors to establish criteria to limit executive officers' compensation. The vote was:

             FOR - 146,461,373 shares, or 22.16 percent of the shares voted.

             AGAINST - 514,319,586 shares, or 77.84 percent of the shares voted.

             ABSTENTIONS - 22,941,728 shares.

             BROKERS NON-VOTES - 133,652,281 shares.


             Proposal to Limit Executive Officers' Pay Increases

             Shareholders voted against a shareholder proposal to limit executive officers' pay increases. The vote was:

             FOR - 147,493,953 shares, or 22.29 percent of the shares voted.

             AGAINST - 514,310,105 shares, or 77.71 percent of the shares voted.

             ABSTENTIONS - 21,915,830 shares.

             BROKERS NON-VOTES - 133,655,080 shares.


             Proposal to endorse the Coalition for Environmentally Responsible Economies ("CERES") Principles

             Shareholders voted against a shareholder proposal to request that GTE endorse the CERES Principles. The vote was:

             FOR - 77,107,454 shares, or 12.47 percent of the shares voted.

             AGAINST - 541,153,149 shares, or 87.53 percent of the shares voted.

             ABSTENTIONS - 65,462,081 shares.

             BROKERS NON-VOTES - 133,652,284 shares.

  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)


             Proposal to Request a Report of the Board of Directors Regarding Equal Employment Opportunity ("EEO") and Affirmative Action Policies and Programs

             Shareholders voted against a shareholder proposal to request a report of GTE's Board of Directors regarding EEO and Affirmative Action policies and programs. The vote was:

             FOR - 86,277,645 shares, or 13.72 percent of the shares voted.

             AGAINST - 542,616,191 shares, or 86.28 percent of the shares voted.

             ABSTENTIONS - 54,828,852 shares.

             BROKERS NON-VOTES - 133,652,280 shares.


             Proposal to Eliminate Non-Employee Directors' Pension Benefits

             Shareholders voted against a shareholder proposal to eliminate future non-employee directors' pension benefits and the relinquishment of pension benefits for current non-employee directors. The vote was:

             FOR - 218,317,914 shares, or 33.14 percent of the shares voted.

             AGAINST - 440,505,513 shares, or 66.86 percent of the shares voted.

             ABSTENTIONS - 24,898,458 shares.

             BROKERS NON-VOTES - 133,653,083 shares.


             Proposal to Require Shareholder Approval of Future Compensation Agreements Contingent on a Change in Control

             Shareholders voted against a shareholder proposal for the adoption of a policy against future agreements with officers and directors providing compensation contingent on a change in control unlessapproved by a majority of shareholders.
             The vote was:

             FOR - 280,616,276 shares, or 42.90 percent of the shares voted.

             AGAINST - 373,530,342 shares, or 57.10 percent of the shares voted.

             ABSTENTIONS - 29,575,223 shares.

             BROKERS NON-VOTES - 133,653,127 shares.

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits required by Item 601 of Regulation S-K.

                  (11) Statement re: Calculation of earnings per common share

                  (12) Statement re: Calculation of the ratio of earnings to fixed charges

                  (27)    Financial Data Schedule

             (b) GTE filed a report on Form 8-K dated February 17, 1995 under Item 7, "Financial Statements and Exhibits". No financial statements were included with this report.

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

                                                         GTE CORPORATION
                                                 .............................
                                                           (Registrant)





  Date:  May 11, 1995                             By    Lawrence R. Whitman
                                                 .............................
                                                        Lawrence R. Whitman
                                                   Vice President - Controller




  Date:  May 11, 1995                             By      Marianne Drost
                                                 .............................
                                                          Marianne Drost
                                                            Secretary