Form 10-Q
period 1995-06-30
GTE CORP
filed 1995-08-11
CIK 40858

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549




                            F O R M  10 - Q

          X  Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                   For the period ended June 30, 1995
                                        .............

                                   or

             Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
             For the transition period from       to

                     Commission File Number: 1-2755
                                             ......

                            GTE Corporation
        ......................................................
        (Exact name of registrant as specified in its charter)
      New York                                            13-1678633
  ........................................................................
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


           One Stamford Forum, Stamford, Conn.         06904
         .....................................................
         (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code 203-965-2000
                                                     ............


  ........................................................................

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

  GTE had 971,878,848 shares of $.05 par value common stock outstanding at July 31, 1995.

  PART I.  FINANCIAL INFORMATION

                                 GTE CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended         Six Months Ended
                                                        June 30                   June 30
                                                   1995          1994         1995          1994
                                                                    (In Millions)
  REVENUES AND SALES                              $5,045        $4,955       $9,807        $9,701

  COSTS AND OPERATING EXPENSES                     3,774         3,745        7,352         7,373

      Operating income                             1,271         1,210        2,455         2,328

  OTHER (INCOME) DEDUCTIONS:
      Interest expense                               279           290          560           568
      Allowance for funds used and interest
        capitalized during construction               (8)           (7)         (16)          (14)
      Interest income                                (14)          (13)         (27)          (24)
      Other - net                                     49           (48)          93            (6)

                                                     306           222          610           524

      Income before income taxes                     965           988        1,845         1,804

  INCOME TAX PROVISION                               383           393          718           705

      Net income                                     582           595        1,127         1,099

  PREFERRED STOCK DIVIDENDS OF PARENT                  1             2            3             6

      Net income applicable to common stock       $  581        $  593       $1,124        $1,093

  EARNINGS PER COMMON SHARE                        $ .60         $ .62        $1.16         $1.14

  DIVIDENDS DECLARED PER COMMON SHARE              $ .47         $ .47        $ .94         $ .94

  AVERAGE COMMON SHARES                              970           956          968           955


                     The accompanying notes are an integral part of these statements.









                                                   -1-


                                     GTE CORPORATION AND SUBSIDIARIES

                                CONDENSED SUMMARY OF CONSOLIDATED RESULTS


                                                       Three Months Ended         Six Months Ended
                                                            June 30                    June 30
                                                       1995          1994         1995        1994
                                                                         (In Millions)
  REVENUES AND SALES:
    Telephone Operations                               $4,006      $3,984       $7,842      $7,849
    Telecommunications Products and Services            1,039         971        1,965       1,852

      Total revenues and sales                         $5,045      $4,955       $9,807      $9,701

  OPERATING INCOME:
    Telephone Operations                               $1,117      $1,068       $2,174      $2,093
    Telecommunications Products and Services              154         142          281         235

      Operating income                                  1,271       1,210        2,455       2,328

  OTHER (INCOME) DEDUCTIONS:
    Interest expense - net                                257         270          517         530
    Other - net                                            49         (48)          93          (6)

      Income before income taxes                          965         988        1,845       1,804

  Income tax provision                                    383         393          718         705

      Net income                                          582         595        1,127       1,099

  Preferred stock dividends of parent                       1           2            3           6

      Net income applicable to
        common stock                                   $  581      $  593       $1,124      $1,093




                       The accompanying notes are an integral part of this summary.












                                                   -2-

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  Consolidated

  Consolidated net income for the second quarter of 1995 was $582 million, or $.60 per share, compared with $595 million, or $.62 per share, in the second quarter last year. The results for the second quarter of 1994 include after-tax gains on sales of non-strategic telephone properties of $71 million, or $.07 per share. Excluding these gains, earnings per share for the quarter increased 9 percent over the previous year's second quarter. For the first half of 1995, consolidated net income was $1.13 billion, or $1.16 per share, compared with $1.10 billion, or $1.14 per share last year. Excluding the gains from telephone properties sold in 1994, earnings per share for the first half increased 8 percent over last year.

  Operating income for the second quarter and first six months of 1995 rose 7 percent to $1.27 billion and $2.46 billion, respectively, exclusive of the operating income attributable to operations sold in 1994.

  Consolidated revenues and sales for the second quarter of 1995 increased 5 percent to $5.05 billion compared with $4.83 billion in the year-ago quarter, excluding revenues attributable to non-strategic telephone properties and the satellite-communications business which were sold in 1994. Substantially higher mobile-cellular revenues and increased volumes at Telephone Operations more than offset lower, more competitive telephone pricing. Consolidated revenues and sales for the first six months of 1995 increased 4 percent to $9.81 billion compared with $9.45 billion in the same period last year, excluding revenues from the non-strategic properties sold.

  Telephone Operations

  Telephone revenues for the second quarter and first six months of 1995 increased 3 percent and 2 percent, respectively, to $4.01 billion and $7.84 billion, compared to $3.91 billion and $7.69 billion, respectively, for the same periods last year, excluding the impact of the non-strategic properties sold. Increases in unit volumes, in both domestic and international operations, were partially offset by lower, more competitive pricing including reductions for toll service and access charges, primarily in California. In the second quarter of 1995, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at a rate of
  10.3 percent, while total access lines increased 5.4 percent over last year.

  On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission ("CPUC"), competition in long distance services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for long distance services and network access services while increasing basic local network services rates closer to the actual cost of providing

                                       -3-                     GTE
  CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  such service. Although the CPUC intended for the rate rebalancing to be revenue neutral, its ultimate effect on revenue is dependent, in part, on the extent to which long distance services rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. In the first six months of 1995, revenues in California decreased by approximately $125 million, or 8 percent, as a result of the implementation of this order.

  Excluding the results of the properties sold, operating income for the second quarter and first six months of 1995 totaled $1.12 billion and $2.17 billion, respectively, compared to $1.05 billion and $2.05 billion last year. This improvement reflects the increased revenues and the favorable effects of ongoing cost-reduction programs from process re-engineering activities.

  In connection with the re-engineering plan, during the first six months of 1995, expenditures of approximately $200 million were incurred and charged to the restructuring reserve. Since the plan's inception at the beginning of 1994, a total of 81 customer contact, network operations and operator service centers have been closed and workforce reductions of over 7,600 have occurred resulting in total expenditures of $543 million being charged to the restructuring reserve. These costs were primarily associated with the consolidation of various service centers and separation benefits associated with employee reductions as discussed above as well as incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $757 million remains in the restructuring reserve which management believes is adequate to cover future expenditures.

  As of June 30, 1995, access lines served by GTE's domestic and international telephone companies operating in 28 states, Canada, the Dominican Republic and Venezuela totaled 23.4 million.

  Telecommunications Products and Services

  Revenues and sales from Telecommunications Products and Services, which is comprised of cellular and personal communications services, aircraft-based telecommunications, government and defense communications systems and equipment, telecommunications-based information services and systems and Yellow Pages directories, increased 13 percent and 12 percent to $1.04 billion and $1.97 billion for the second quarter and first six months of 1995, respectively, compared with $923 million and $1.76 billion in the same periods last year, excluding the satellite-communications business which was sold late in 1994. This improvement reflects the continued growth in revenues from the mobile-cellular business, partially offset by lower government-communications sales.





                                        -4-                     GTE
  CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  Excluding the results of the divested satellite-communications business, operating income for the second quarter and first six months of 1995 increased 8 percent and 20 percent, respectively, to $154 million and $281 million, respectively, compared with $143 million and $235 million for the corresponding periods in 1994. This increase reflects the revenue growth offset, in part, by increased costs associated with the growth in mobile-cellular customer acquisitions and lower margins on government-communications sales.

  Cellular customer growth continued at a strong pace during the second quarter of 1995 with a total of 213,000 new domestic customers added. This brings total U.S. customers served to 2,713,000, a 45 percent increase over a year ago and more than double the number of customers just two years ago. During the second quarter of 1995, service revenues per subscriber averaged $63 per month, compared with $70 per month in the second quarter last year. Operating cash flows, representing operating income before depreciation and amortization, reached $179 million in the second quarter of 1995, a 23 percent improvement over the second quarter of last year.

  As of June 30, 1995, GTE's U.S. mobile-cellular operations had the potential to serve some 72 million cellular and personal communications services customers including 19.3 million "POPs" (total U.S. population served times GTE's percentage interest in the market) associated with the 1.8GHz broadband spectrum licenses recently acquired in four states. Outside the United States, GTE operates mobile-cellular networks serving some 16 million POPs through affiliates in Canada, the Dominican Republic, Venezuela and Argentina, where an additional 378,000 customers are served.

  Other (Income) Deductions

  Other-net for the second quarter and first six months of 1995 includes pre-tax gains of $35 million and $38 million, respectively, resulting from the sales of non-strategic cellular properties. Other-net for the second quarter and first six months of 1994 includes pre-tax gains of $116 million resulting from sales of non-strategic local-exchange telephone properties.


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first six months of 1995 totaled $2.16 billion compared with $2.25 billion in 1994.

  Cash used in investing activities totaled $2.37 billion compared with $1.17 billion in the first six months of 1994. Acquisitions and investments for the first six months of 1995, includes approximately $350 million expended to acquire personal communications licenses during the Federal Communications Commission's ("FCC") auction process earlier this year. Proceeds from the sales of assets totaled $75 million and $621 million, in the first half of 1995 and 1994, respectively, primarily reflecting the sale of non-strategic telephone and cellular properties. Capital expenditures totaled $1.81 billion, compared to $1.74 billion in the first

                                        -5-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  six months last year. For the full year 1995, capital expenditures are expected to be approximately $4.5 billion compared with $4.2 billion in 1994. The majority of new investment is being made in GTE's regulated telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as cellular, to increase capacity and continue to improve the quality of the existing network.

  Cash provided from financing activities for the first six months of 1995 totaled $282 million, compared with cash used in financing activities of $1.05 billion in the same period last year. During the first six months of 1995 dividend payments were $911 million compared to $902 million in 1994. During the first six months of 1995, short and long-term borrowing and preferred securities outstanding increased approximately $972 million, and $202 million was received through GTE's employee stock purchase and dividend reinvestment plans. This compared to a $391 million decrease in short and long-term borrowings and preferred securities outstanding during the first six months of 1994, while $237 million was received through the employee stock purchase and dividend reinvestment plans. In March 1995, a subsidiary of GTE issued $511 million of 8.75% Monthly Income Preferred Securities ("MIPS"). This issuance completed the $1 billion shelf registration with the Securities and Exchange Commission. In August 1995, GTE's Board of Directors authorized repurchasing up to 20,000,000 shares of GTE common stock in the open market or in privately negotiated transactions. The repurchase of shares will occur from time to time through year-end 1996, depending on market conditions.

  GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. At June 30, 1995 GTE had $4.4 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


  RECENT DEVELOPMENTS

  In May 1995, GTE completed the acquisition of the 10 percent ownership of Contel Cellular Inc. that it did not already own for approximately $254 million in cash. This acquisition will allow GTE to fully consolidate GTE Mobilnet and Contel Cellular and offer customers a broader network with a wide range of wireless capabilities.

  In March 1995, the FCC adopted interim rules to be used by local-exchange carriers ("LECs") for their 1995 annual price cap filing. The interim rules allow LECs to select from three productivity options each of which represent an increase to the 3.3% productivity factor used by GTE since 1991. GTE has selected productivity factors of 4.0% and 5.3% for use in the 1995-1996 tariff year. Jurisdictions which elected a 4.0% productivity factor must share with customers 50% of returns over a 12.25% rate of return and 100% of returns over a 13.25% rate of return. No sharing is

                                     -6-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  required in the jurisdictions that elected a 5.3% productivity factor. As a result, GTE lowered its interstate network access services rates by approximately $100 million which offset increases to network access services rates earlier in the year. The net effect of these changes is not expected to materially affect 1995 results. The FCC is continuing to consider how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

  Also in March 1995, GTE was successful in its bid for licenses serving four markets in the FCC's auction for personal communications services licenses. The licenses were acquired at a cost of approximately $400 million and included those for the Atlanta, Seattle, Cincinnati and Denver Major Trading Areas. These markets, with 19 million POPs, will enhance GTE's ability to bring new wireless services to its key local telephone operating properties and expand an already strong cellular presence. Construction of the cellular networks in the new markets is expected to commence in late 1995 and continue through 1997.

  In July 1995, GTE exchanged certain GTE cellular assets in Oregon, Minnesota, New Mexico and Washington for 100 percent of US WEST's cellular assets in San Diego, the 13th largest cellular market in the U.S. containing 2.6 million POPs. The transaction, gives GTE operating control of the San Diego MSA.

  In April 1995, the Supreme Court of Texas ruled on an appeal of GTE Southwest's 1989 rate case. The Court agreed with GTE's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services from GTE Service Corporation, a wholly-owned subsidiary of GTE. The final issue, payments associated with directory publications rendered by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, has been remanded to the Texas Public Utilities Commission ("TPUC") for further proceedings. It is not known when the TPUC will render a decision on this matter.

  Also in April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which GTE can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

  In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in Ventura County, California, Pasco and Pinellas Counties, Florida, Honolulu, Hawaii and Manassas, Virginia. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in certain of these markets in late 1995 and early 1996.

  Regulatory reform legislation was recently enacted in Florida, Texas, Iowa, Minnesota, Virginia, and North Carolina. This new legislation is ultimately intended to open local telephone markets to competition while


                                       -7-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  requiring the various state commissions to implement price regulation plans and establish various rules to accommodate this new competition. Legislation recently introduced in Hawaii, is also intended to open the local telephone market to competition, but does not provide the same degree of up-front regulatory reform that other states have provided.

  Federal telecommunications legislation intended to reduce regulation, and encourage competition and innovation in all telecom markets has also been passed by both the Senate and House of Representatives. The bills must now go to a joint Senate/House conference committee to reconcile the differences between the two bills.


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

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,       December 31,
                                                    1995             1994
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary cash investments          $   392           $   323
     Receivables, less allowances
       of $211 and $207 million                     3,722             4,022
     Inventories                                      720               676
     Other current assets                             608               613
       Total Current Assets                         5,442             5,634


  PROPERTY, PLANT AND EQUIPMENT, at cost:
     Telephone operations                          45,233            44,287
       Accumulated depreciation                   (18,774)          (17,656)
                                                   26,459            26,631


     Telecommunications products and services
       and other                                    4,621             4,258
       Accumulated depreciation                    (1,733)           (1,561)
                                                    2,888             2,697

       Total Property, Plant and Equipment, net    29,347            29,328


  INVESTMENTS AND OTHER ASSETS:
     Franchises, goodwill and other intangibles,
       net of accumulated amortization of $354
       and $319 million                             2,821             2,149
     Investments in unconsolidated companies        1,554             1,551
     Prepaid pension costs and
       deferred charges                             3,241             3,004
     Long-term receivables and other assets           882               834
       Total Investments and Other Assets           8,498             7,538

      Total Assets                                $43,287           $42,500



        The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,      December 31,
                                                   1995             1994
                                                      (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                         $ 2,673          $ 2,042
     Accounts and payrolls payable                  1,646            2,229
     Accrued taxes                                    769              871
     Dividends payable                                476              472
     Accrued restructuring costs                      465              436
     Other current liabilities                      2,138            2,171
       Total Current Liabilities                    8,167            8,221

  LONG-TERM DEBT                                   12,036           12,163

  RESERVES AND DEFERRED CREDITS:
     Deferred income taxes                          3,633            3,522
     Employee benefit obligations                   4,704            4,651
     Restructuring costs and other                  1,549            1,729
       Total Reserves and Deferred Credits          9,886            9,902

  MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES      2,179            1,622

  PREFERRED STOCK, subject to
       mandatory redemption                           106              109

  SHAREHOLDERS' EQUITY:
     Preferred stock                                   10               10
     Common stock - shares issued 970,051,414
       and 965,084,925                                 49               48
     Amounts paid in, in excess of par value        7,826            7,627
     Reinvested earnings                            3,642            3,422
     Guaranteed ESOP obligations                     (614)            (624)
        Total Shareholders' Equity                 10,913           10,483

       Total Liabilities and
         Shareholders' Equity                     $43,287          $42,500



          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30
                                                           1995       1994
                                                           (In Millions)
  Cash Flows From Operations:

    Net income                                           $1,127     $1,099
    Adjustments to reconcile net income
      to net cash from operations:
        Depreciation and amortization                     1,800      1,679
        Change in current assets and current
          liabilities, excluding the effects of
          acquisitions and dispositions                    (902)      (593)
        Deferred income taxes and other - net               134         65
      Net cash provided from operations                   2,159      2,250

  Cash Flows From Investing:
    Capital expenditures                                 (1,810)    (1,735)
    Acquisitions and investments                           (657)       (75)
    Proceeds from sales of assets                            75        621
    Other investing - net                                    20         22
      Net cash used in investing                         (2,372)    (1,167)

  Cash Flows From Financing:
    GTE common stock issued                                 202        237
    Long-term debt and preferred securities issued          589      1,594
    Long-term debt and preferred securities retired        (277)    (2,072)
    Dividends paid to shareholders of parent               (911)      (902)
    Increase in short-term obligations,
      excluding current maturities                          660         87
    Other financing - net                                    19         11
      Net cash provided from (used in)
        financing                                           282     (1,045)

  Increase in cash and temporary
    cash investments                                         69         38

  Cash and temporary cash investments:
    Beginning of period                                     323        322
    End of period                                        $  392     $  360


    Cash paid during the period for:
      Interest                                           $  552     $  528
      Income taxes                                          681        838



        The accompanying notes are an integral part of these statements.

                                       -11-                       GTE
  CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)  BASIS OF PRESENTATION:

       The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

  (2)  PROPERTY SALES:

       In connection with the sale of a small percentage of non-strategic local-exchange telephone properties, in the second quarter of 1994, GTE recorded pre-tax gains of $116 million. These gains increased net income by $71 million, or $.07 per share.

       The accompanying Condensed Consolidated Statements of Income and the Condensed Summary of Consolidated Results include the results of operations, through the date of sale, of the non-strategic local-exchange telephone properties sold during 1994 as well as the results of GTE Spacenet which was also sold during 1994. For comparability, the following table includes pro forma adjustments to remove the 1994 operating results of GTE Spacenet and the telephone properties sold.

                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                         1995       1994     1995        1994
                                                    (In Millions)

       REVENUES AND SALES:
         Telephone Operations           $4,006     $3,905    $7,842    $7,689
         Telecommunications Products
           and Services                  1,039        923     1,965     1,760

           Total revenues and sales     $5,045     $4,828    $9,807    $9,449

       OPERATING INCOME:
         Telephone Operations           $1,117     $1,047    $2,174    $2,050
         Telecommunications Products
           and Services                    154        143       281       235

           Total operating income       $1,271     $1,190    $2,455    $2,285

                          GTE CORPORATION AND SUBSIDIARIES

  (3)  REGULATORY ACCOUNTING:

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

  PART II.  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits required by Item 601 of Regulation S-K.

                 (10) Material Contract - Consulting Agreement between GTE Service Corporation and James L. Johnson.

                 (11) Statement re: Calculation of earnings per common share.

                 (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                 (27)  Financial Data Schedule.

            (b) GTE filed no reports on Form 8-K during the second quarter of 1995.

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


                                                  GTE Corporation
                                             .............................
                                                   (Registrant)



  Date:  August 11, 1995                     By    Lawrence R. Whitman
                                             .............................
                                                   Lawrence R. Whitman
                                             Vice President - Controller



  Date:  August 11, 1995                     By    Marianne Drost
                                             .............................
                                                   Marianne Drost
                                                     Secretary