Form 10-Q
period 1995-09-30
GTE CORP
filed 1995-10-31
CIK 40858

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549


                        ___________________________________

                                  F O R M  10 - Q


                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                      For the period ended September 30, 1995
                                           ..................
                                         or

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

        GTE had 968,620,424 shares of $.05 par value common stock outstanding (excluding 3,349,200 treasury shares) at September 30, 1995.

  PART I.  FINANCIAL INFORMATION

                            GTE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended         Nine Months Ended
                                                 September 30               September 30
                                              1995          1994          1995         1994
                                                               (In Millions)
  REVENUES AND SALES
      Local services                         $1,459        $1,309        $4,309      $3,902
      Network access services                 1,081         1,053         3,240       3,281
      Toll services                             658           849         1,939       2,458
      Cellular services                         574           438         1,602       1,207
      Directory services                        329           293           914         912
      Other services and sales                1,020         1,053         2,924       2,936

          Total revenues and sales            5,121         4,995        14,928      14,696

  OPERATING COSTS AND EXPENSES
      Cost of services and sales              2,035         2,102         6,011       6,244
      Depreciation and amortization             930           851         2,730       2,530
      Selling, general & administrative         823           814         2,455       2,452

          Total costs and expenses            3,788         3,767        11,196      11,226

  OPERATING INCOME                            1,333         1,228         3,732       3,470

  OTHER (INCOME) DEDUCTIONS:
      Interest expense                          286           285           846         853
      Allowance for funds used and interest
        capitalized during construction          (9)           (7)          (25)        (21)
      Interest income                           (15)          (14)          (42)        (38)
      Other - net                               (15)          (91)           25        (177)

                                                247           173           804         617

      Income before income taxes              1,086         1,055         2,928       2,853

  INCOME TAX PROVISION                          391           398         1,109       1,103

      Net income                             $  695        $  657       $ 1,819      $1,750

  EARNINGS PER COMMON SHARE                   $ .72         $ .69        $ 1.88      $ 1.83

  DIVIDENDS DECLARED PER COMMON SHARE         $ .47         $ .47        $ 1.41      $ 1.41

  AVERAGE COMMON SHARES                         970           958           969         956

           The accompanying notes are an integral part of these statements.

                                         -1-

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Consolidated net income for the third quarter of 1995 was $695 million, or $.72 per share, compared with $657 million, or $.69 per share, in the third quarter of last year. The results for the third quarter of 1995 and 1994 include after-tax gains on sales of non-strategic telephone properties of $11 million, or $.01 per share and $48 million, or $.05 per share, respectively. Excluding the impact of these gains, earnings per share for the quarter increased 11 percent over the third quarter of 1994.

  For the nine months ended September 30, 1995, net income was $1.82 billion, or $1.88 per share, compared with $1.75 billion, or $1.83 per share last year. The results for the nine months ended September 30, 1995 and 1994 include after-tax gains on sales of non-strategic telephone properties of $11 million, or $.01 per share and $119 million, or $.12 per share, respectively. Excluding the impact of these gains, earnings per share for the first nine months of 1995 increased 9 percent over the first nine months of 1994.

  Operating income for the third quarter and first nine months of 1995 rose 9 percent and 8 percent, respectively, to $1.33 billion and $3.73 billion. Excluding the operating income from the non-strategic telephone properties and the satellite-communications business, which were sold in 1994, consolidated operating income for the third quarter and first nine months of 1995 increased 9 percent.

  Consolidated revenues and sales for the third quarter of 1995 totaled $5.12 billion compared with $5.00 billion in the year-ago quarter. Excluding revenues attributable to operations sold, consolidated revenues and sales increased 4 percent in the third quarter of 1995. Substantial increases in cellular customers and increased network volumes more than offset lower, more competitive pricing. Consolidated revenues and sales for the first nine months of 1995 totaled $14.93 billion compared with $14.70 billion in the same period last year. Excluding revenues from the operations sold, consolidated revenues and sales increased 4 percent during the first nine months of 1995. For the third quarter of 1995, minutes of use of GTE's domestic network for long-distance calling grew at an annual rate of 9.9 percent, while domestic access lines increased 5.7 percent over last year.

  On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission ("CPUC"), competition in long distance services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services while increasing local service rates closer to the actual cost of providing such service. Although the CPUC intended for the rate rebalancing to be revenue neutral, the increased calling volumes have not offset the impact of rate reductions. The decision does not permit rate increases to compensate for competitive losses of market share. The net effect of the implementation of this order on revenues in California in the third quarter and first nine months of 1995, was a decrease of approximately $52 million and $177 million, or 6 percent and 7 percent, respectively.


                                        -2-
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Domestic cellular service revenues in the third quarter of 1995 totaled $530 million, a 31 percent increase over the same period last year, as customer growth continued at a strong pace. During the third quarter of 1995, GTE added 141,000 new domestic cellular customers bringing total U.S. customers served to 2,854,000, an increase of 41 percent over a year ago and more than double the customers just two years ago. During the third quarter of 1995, cellular service revenues per subscriber averaged $63 per month, compared with $69 per month in the third quarter of last year, due to the growth of more casual users in the customer base.

  In connection with the re-engineering plan, during the first nine months of 1995, expenditures of approximately $317 million were charged to the restructuring reserve. Since the plan's inception at the beginning of 1994, a total of 87 customer contact, network operations and operator service centers have been closed and workforce reductions of over 8,100 have occurred resulting in total expenditures of $660 million being charged to the restructuring reserve. These costs were primarily associated with the consolidation of various service centers and separation benefits associated with workforce reductions as discussed above as well as incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of September 30, 1995, $640 million remains in the restructuring reserve which management believes is adequate to cover future expenditures.

  GTE is the largest United States based local telephone company with domestic and international telephone operations serving 23.8 million access lines in 28 states, Canada, the Dominican Republic and Venezuela. GTE is also a leading mobile-cellular operator in the United States, with the potential of serving some 72 million cellular and personal communications service customers. Outside the United States, GTE operates mobile-cellular networks serving some 16 million "POPs" (population served times GTE's ownership interest) through affiliates in Canada, the Dominican Republic, Venezuela and Argentina. As of September 30, 1995, these international networks served 464,000 customers.

  Other (Income) Deductions

  Other-net for the third quarter and first nine months of 1995 includes pre-tax gains of $43 million and $81 million, respectively, resulting from sales of non-strategic local-exchange telephone properties and certain cellular properties. Other-net for the third quarter and first nine months of 1994 includes pre-tax gains of $119 million and $269 million, respectively, from sales of non-strategic local-exchange telephone properties and certain cellular properties.


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first nine months of 1995 totaled $3.87 billion compared with $3.59 billion during the same period in 1994. The increase in cash from operations is due to improved operating results.

                                        -3-
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Cash used in investing activities totaled $3.42 billion in the first nine months of 1995 compared with $1.92 billion in the first nine months of 1994. Acquisitions and investments for the first nine months of 1995 includes approximately $350 million expended to acquire personal communications licenses during the Federal Communications Commission's ("FCC") auction process earlier this year, as well as approximately $254 million to acquire the 10 percent ownership of Contel Cellular Inc. ("CCI") that GTE did not already own. Proceeds from the sales of assets totaled $150 million and $896 million in the first nine months of 1995 and 1994, respectively, primarily reflecting the sale of non-strategic telephone and cellular properties. Capital expenditures, for the first nine months of 1995, totaled $2.81 billion compared with $2.74 billion in the same period last year. For the full year 1995 capital expenditures are expected to be approximately $4.4 billion compared with $4.2 billion in 1994. The majority of new investment is being made in GTE's regulated telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as mobile-cellular, to increase capacity and continue to improve and expand the network.

  Cash used in financing activities for the first nine months of 1995 totaled $286 million compared with $1.59 billion in the first nine months of 1994. During the first nine months of 1995 dividend payments were $1.37 billion compared to $1.35 billion in 1994. During the first nine months of 1995, short and long-term borrowing and preferred securities outstanding increased $900 million, and $286 million was received through GTE's employee stock purchase and dividend reinvestment plans. This compared to a $588 million decrease in short and long-term borrowings and preferred securities outstanding during the first nine months of 1994, while $338 million was received through the employee stock purchase and dividend reinvestment plans. In March 1995, a subsidiary of GTE issued $511 million of 8.75% Monthly Income Preferred Securities ("MIPS").

  In August 1995, GTE's Board of Directors authorized repurchasing up to 20 million shares of GTE common stock in the open market or in privately negotiated transactions. The repurchase of shares will occur from time to time through year-end 1996, depending on market conditions. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. Since August, $124 million was used to repurchase approximately 3.3 million shares of GTE common stock.

  In October 1995, GTE filed a Form S-3 Registration Statement with the Securities and Exchange Commission to sell as much as $900 million of debt securities. This Registration Statement also covers $600 million of debt securities previously registered and unissued by GTE. Thus, GTE will be able to sell, in total, as much as $1.5 billion of debt securities. The net proceeds from the sale of these securities will be used toward the repayment of short-term debt, further investments in, or advances to, subsidiaries in connection with the financing of their operations, and general corporate purposes.

                                        -4-
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. At September 30, 1995, GTE had $4.4 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


  RECENT DEVELOPMENTS

                          Telephone Operations

  In March 1995, the FCC adopted interim rules to be used by local-exchange carriers ("LECs") for their 1995 annual price cap filing. The interim rules allowed LECs to select from three productivity options each of which represented an increase to the 3.3% productivity factor used by GTE since 1991. GTE selected productivity factors of 4.0% and 5.3% for use in the 1995-1996 tariff year. Jurisdictions which elected a 4.0% productivity factor must share with customers 50% of returns over a 12.25% rate of return and 100% of returns over a 13.25% rate of return. No sharing is required in the jurisdictions that elected a 5.3% productivity factor. The effect of these changes is not expected to materially affect 1995 results.

  In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which GTE can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

  In April 1995, the Supreme Court of Texas ruled on an appeal of GTE Southwest's 1989 rate case. The Court agreed with GTE's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services from GTE Service Corporation, a wholly-owned subsidiary of GTE. The issue of payments associated with directory publications rendered by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, was remanded to the Texas Public Utilities Commission. Subsequent to the Supreme Court's decision, the state of Texas passed legislation allowing local-exchange carriers to elect price regulation. On September 20, 1995, GTE Southwest notified the Texas Public Utilities Commission of its election of price regulation and, in doing so, effectively resolved the 1989 rate case.

  In July 1995, the California Public Utility Commission issued its decision opening the local-exchange to competition for facilities-based carriers beginning in January of 1996 and for bundled resellers on March 1, 1996. Prospective competitive local carriers, including GTE and Pacific Bell, have filed petitions to provide local-exchange services in each other's respective territories. Several regulatory proceedings are underway in California to determine terms and conditions for resale of GTE local services, to consider additional pricing flexibility under the California Commission's New Regulatory Framework ("NRF"), to modify the NRF to reflect the new competitive marketplace and to establish rules for Universal Service funding.
                                        -5-
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Regulatory reform legislation was also recently enacted in Alabama, Florida, Texas, Iowa, Minnesota, Virginia, and North Carolina. This new legislation is ultimately intended to open local telephone markets to competition while requiring the various state commissions to implement price regulation plans and establish various rules to accommodate this new competition.
  Legislation recently enacted in Hawaii, is also intended to open the local telephone market to competition, but does not provide the same degree of regulatory reform that other states have provided.

  Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

  These recent legislative, judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, GTE's wireline and wireless operations face increasing competition in virtually all aspects of their business. Today, GTE is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network, and competing cellular telephone companies. Competition from local-exchange carriers, interexchange carriers, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

  GTE supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  In September 1995, Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the Venezuelan telephone company in which GTE owns a 20.4 percent ownership interest, refinanced debt totaling $525 million with a group of 36 creditor banks, led by Chase Manhattan, N.A. CANTV also refinanced supplier obligations amounting to $223 million. CANTV had previously refinanced $48 million of outstanding notes through a combination of bank borrowing and the issuance of bonds in Venezuela. Weak economic conditions in Venezuela combined with the implementation of currency controls in mid-1994 had effectively closed access to international banking and capital markets.

  In September 1995, GTE sold 15 local-exchange properties in Texas with approximately 11,000 access lines. These transactions were part of GTE's previously announced effort to sell or trade a small percentage of non-strategic local-exchange telephone properties in markets that may be of greater long-term strategic value to other telephone service providers. As a result of these transactions, a pre-tax gain of $16 million was recorded.

                           Wireless Operations

  In March 1995, GTE was successful in its bid for licenses serving four markets in the FCC's auction for personal communications services licenses.

                                        -6-
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  The licenses were acquired at a total cost of approximately $400 million (including a deposit made in late 1994) and included those for the Atlanta, Seattle, Cincinnati and Denver Major Trading Areas. Construction of the cellular networks in certain of the new markets is expected to commence in late 1995 and continue through 1997.

  In May 1995, GTE completed the acquisition of the 10 percent ownership of CCI that it did not already own for approximately $254 million in cash. This acquisition will allow GTE to fully integrate the operations of GTE Mobilnet and Contel Cellular and offer customers a broader network with a wider range of wireless capabilities.

  In July 1995, GTE exchanged certain GTE cellular assets in Oregon, Minnesota, New Mexico and Washington for 100 percent of US WEST's cellular assets in San Diego, the 13th largest cellular market in the U.S. containing
  2.6 million POPs. The transaction, which was recorded at book value, gives GTE operating control of the San Diego MSA.

  In September 1995, the sale of GTE's minority interest in the Detroit, Michigan MSA, and the purchase of additional interests in the Indianapolis, Indiana; Cleveland, Ohio and Rockford, Illinois MSAs was completed. As a result of this transaction, a pre-tax gain of $27 million was recorded.

  In August 1995, GTE signed a definitive agreement to sell its interests in the Augusta and Savannah, Georgia MSAs to Palmer Wireless Holdings. This transaction is expected to close during the fourth quarter of 1995.

                               Video Operations

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

  In August 1995, GTE signed a definitive agreement to join the Walt Disney Company, Ameritech Corporation, BellSouth Corporation and SBC Communications, Inc. as an equal partner in a venture designed to provide video programming and interactive services for millions of American households. GTE's involvement strengthens the venture by increasing its combined reach from 50 million to 68 million access lines in 32 states. GTE and its three other communications partners will distribute video programming developed by the Walt Disney Company through their local broadband networks. In addition, GTE will invest in the necessary equipment (local servers and set top units) to deliver programming to its customers.


  REGULATORY ACCOUNTING

  GTE follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic lives. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

  Recent developments suggest that the telecommunications industry will become increasingly competitive; however, the timing of and degree to which regulatory oversight of local-exchange carriers, including GTE, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. All of the seven other major local-exchange carriers have discontinued the application of FAS 71. In discontinuing FAS 71, each of those local-exchange carriers substantially reduced its telephone plant and equipment balances.

  In connection with an ongoing review of the continued applicability of FAS 71, GTE has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If GTE were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the other major local-exchange carriers, the after-tax charge resulting from the reduction in carrying amount of GTE's property, plant and equipment, which would be non-cash in nature, is estimated to be between $4 billion and $5 billion. This potential accounting charge will have no effect on GTE's customers or its liquidity and capital resources.
  Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of GTE's domestic telephone operations, would not significantly affect future depreciation expense on existing plant and equipment.

                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                September 30,    December 31,
                                                    1995             1994
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary cash investments            $   487        $   323
     Receivables, less allowances
       of $249 and $207 million                       3,780          4,022
     Inventories                                        715            676
     Other current assets                               667            613
       Total Current Assets                           5,649          5,634


  PROPERTY, PLANT AND EQUIPMENT, at cost             50,561         48,545
     Accumulated depreciation                       (21,060)       (19,217)
       Total Property, Plant and Equipment, net      29,501         29,328


  INVESTMENTS AND OTHER ASSETS:
     Franchises, goodwill and other intangibles, net
       of accumulated amortization of $377
       and $319 million                               2,889          2,149
     Investments in unconsolidated companies          1,588          1,551
     Prepaid pension costs and deferred charges       3,374          3,004
     Long-term receivables and other assets             877            834
       Total Investments and Other Assets             8,728          7,538
             Total Assets                           $43,878        $42,500










        The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 September 30,    December 31,
                                                     1995             1994
                                                        (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                            $ 2,516          $ 2,042
     Accounts and payrolls payable                     1,845            2,229
     Accrued taxes                                       978              871
     Dividends payable                                   477              472
     Accrued restructuring costs                         484              436
     Other current liabilities                         2,176            2,171
       Total Current Liabilities                       8,476            8,221

  LONG-TERM DEBT                                      12,157           12,163

  RESERVES AND DEFERRED CREDITS:
     Deferred income taxes                             3,709            3,522
     Employee benefit obligations                      4,750            4,651
     Restructuring costs and other                     1,392            1,729
       Total Reserves and Deferred Credits             9,851            9,902

  MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES         2,188            1,622

  PREFERRED STOCK, subject to mandatory redemption       101              109

  SHAREHOLDERS' EQUITY:
     Preferred stock                                      10               10
     Common stock - shares issued 971,969,624
       and 965,084,925                                    49               48
     Amounts paid in, in excess of par value           7,896            7,627
     Reinvested earnings                               3,883            3,422
     Guaranteed ESOP obligations                        (609)            (624)
     Common stock held in treasury -
       3,349,200 shares at cost                         (124)             -
        Total Shareholders' Equity                    11,105           10,483

       Total Liabilities and Shareholders' Equity    $43,878          $42,500




          The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended
                                                             September 30
                                                          1995         1994
                                                             (In Millions)
  Cash Flows From Operations:

     Net income                                          $1,819       $1,750
     Adjustments to reconcile net income to net
       cash from operations:
         Depreciation and amortization                    2,730        2,530
         Change in current assets and current
             liabilities, excluding the effects of
             acquisitions and dispositions                 (836)        (654)
         Deferred taxes and other - net                     161          (38)
         Net cash provided from operations                3,874        3,588

  Cash Flows From Investing:
     Capital expenditures                                (2,814)      (2,741)
     Acquisitions and investments                          (772)        (101)
     Proceeds from sales of assets                          150          896
     Other investing - net                                   12           24
         Net cash used in investing                      (3,424)      (1,922)

  Cash Flows From Financing:
     GTE common stock issued                                286          338
     Long-term debt and preferred securities issued         810        1,793
     Long-term debt and preferred securities retired       (528)      (2,310)
     Dividends paid to shareholders of parent            (1,368)      (1,354)
     Purchase of treasury shares                           (124)         -
     Increase (decrease) in short-term obligations,
       excluding current maturities                         618          (71)
     Other financing - net                                   20           15
         Net cash used in financing                        (286)      (1,589)

  Increase in cash and temporary
        cash investments                                    164           77

  Cash and temporary cash investments:
     Beginning of period                                    323          322
     End of period                                       $  487       $  399


     Cash paid during the period for:
       Interest                                          $  775       $  751
       Income taxes                                         765        1,244


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

       Reclassifications of prior year data have been made in the accompanying condensed consolidated financial statements where appropriate to conform to the 1995 presentation.


  (2)  PROPERTY SALES:

       In connection with the sale of a small percentage of non-strategic domestic local-exchange telephone properties, during the third quarter of 1995, GTE recorded a pre-tax gain of $16 million which increased net income by $11 million, or $.01 per share. Results for the third quarter and first nine months of 1994 include pre-tax gains of $77 million and $193 million, respectively. These gains increased net income by $48 million, or $.05 per share and $119 million, or $.12 per share for the respective 1994 periods.

       The accompanying condensed consolidated statements of income include the results of operations, through the date of sale, of GTE Spacenet and certain non-strategic domestic local-exchange telephone properties which were sold during 1994. For comparability, the following table includes pro forma adjustments to remove the 1994 operating results of GTE Spacenet and the telephone properties sold.


                                 Three Months Ended      Nine Months Ended
                                    September 30           September 30
                                 1995         1994       1995        1994
                                              (In Millions)

          Revenues and sales    $5,121       $4,929     $14,928     $14,378

          Operating income      $1,333       $1,223     $ 3,732     $ 3,422

                         GTE CORPORATION AND SUBSIDIARIES

  (3)  REGULATORY ACCOUNTING

       GTE follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic lives. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

       Recent developments suggest that the telecommunications industry will become increasingly competitive; however, the timing of and degree to which regulatory oversight of local-exchange carriers, including GTE, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. All of the seven other major local-exchange carriers have discontinued the application of FAS 71. In discontinuing FAS 71, each of those local-exchange carriers substantially reduced its telephone plant and equipment balances.

       In connection with an ongoing review of the continued applicability of FAS 71, GTE has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If GTE were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the other major local-exchange carriers, the after-tax charge resulting from the reduction in carrying amount of GTE's property, plant and equipment, which would be non-cash in nature, is estimated to be between $4 billion and $5 billion. This potential accounting charge will have no effect on GTE's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of GTE's domestic telephone operations, would not significantly affect future depreciation expense on existing plant and equipment.

  PART II.  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits required by Item 601 of Regulation S-K.

                  (10) Material Contract - Agreement between GTE Corporation and Nicholas L. Trivisonno.

                  (11) Statement re: Calculation of earnings per common share.

                  (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                  (27)  Financial Data Schedule.

             (b) GTE filed a report on Form 8-K dated September 28, 1995, under Item 5, "Other Events." No financial information was filed with this report.

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


                                                   GTE Corporation
                                             .............................
                                                     (Registrant)


  Date:  October 30, 1995                    By    Lawrence R. Whitman
                                             .............................
                                                   Lawrence R. Whitman
                                               Vice President - Controller


  Date:  October 30, 1995                    By      Marianne Drost
                                             .............................
                                                     Marianne Drost
                                                       Secretary