Form 10-K405
period 1995-12-31
GTE CORP
filed 1996-03-13
CIK 40858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
                       For the transition period from ____ to ____

                            Commission File Number 1-2755

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT




                                         Name of each domestic exchange
Title of each class                             on which registered
-------------------                      ------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                      ___   ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ___
The aggregate market value of GTE's voting stock held by non-affiliates at January 31, 1996 amounted to $44,602,292,899.

GTE had 975,298,047 shares of $.05 par value common stock outstanding (excluding 2,752,771 treasury shares) at January 31, 1996.

Document Incorporated by Reference:

GTE's Proxy Statement for Annual Meeting of Shareholders to be held on April 17, 1996 (Incorporated in Part III).

                                     PART I

Item 1.       Business.

                            BUSINESS OF GTE COMPANIES

              GTE Corporation and subsidiaries ("GTE") is the largest U.S.-based local telephone company. GTE's domestic and international operations serve 24.1 million access lines in the United States, Canada, the Dominican Republic and Venezuela. Domestically, GTE is a leading mobile-cellular operator with the potential of serving 67 million cellular and personal communications service customers (before the sale of the Atlanta 1.8 GHz Personal Communications Services license in March 1996, see Wireless Services below). Outside the United States, GTE operates mobile-cellular networks serving 15 million "POPs" through affiliates in Canada, the Dominican Republic, Venezuela and Argentina. ("POPs" refers to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market.) GTE is also a leader in government and defense communications systems and equipment, aircraft-passenger telecommunications, directories and telecommunications-based information services and systems. GTE also has subsidiaries engaged in financing, insurance, leasing and other activities offering financial and related services primarily to GTE operating companies. One of these subsidiaries, GTE Service Corporation, furnishes at cost, advisory and consulting services related to administration, operations, accounting methods and procedures, insurance, human resources, financing, Federal and state taxes and other matters to GTE operating companies. GTE and its subsidiaries had approximately 106,000 employees, at December 31, 1995.

                                    DOMESTIC

              Telephone Operations

              GTE's telephone operating subsidiaries in the United States served approximately 18.5 million access lines in 28 states as of December 31, 1995 and provided many types of communications services, ranging from local telephone service for the home and office to highly complex voice and data services for various industries. Subsidiaries accounting for the largest portion of total domestic telephone revenues are GTE North, 21%; GTE California, 21%; GTE Southwest, 12%; and GTE Florida, 10%. The largest cities served are Los Angeles, Long Beach and Santa Monica California; Tampa and St. Petersburg, Florida; Honolulu, Hawaii; Lexington, Kentucky; Fort Wayne, Indiana; and Erie, Pennsylvania.

              During 1994, GTE substantially completed its plan to pursue the sale or exchange of nonstrategic domestic local-exchange telephone properties in markets that may be of greater long-term strategic value to other telephone service providers. During 1994, telephone properties serving 448,000 access lines in nine states were sold for $900 million in cash. During 1993, GTE sold telephone properties serving 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash. In addition, during 1995, GTE sold approximately 10,000 access lines for $30 million in cash.

              Local services revenues are comprised mainly of fees charged to customers for providing local-exchange services within the designated franchise area. GTE telephone subsidiaries also provide toll services within designated geographic areas under agreements with connecting local-exchange carriers ("LECs") in conformity with individual state regulatory orders. GTE and other LECs compensate each other pursuant to access charge tariffs that are subject to review and approval by state regulatory commissions.

              Network access services revenues are generated by providing access services to interexchange carriers. The interstate portion of these service revenues is based on switched, common-line, and special access tariffs approved by the Federal Communications Commission ("FCC"). The FCC tariffs include end-user access charges to residential and business customers. State access is based on similar rate structures that are subject to approval by state regulatory commissions.

              With the passage of the Telecommunications Act of 1996 ("the Act"), enacted in February 1996, the telephone subsidiaries are free to operate in the areas served and to extend service to other areas subject to conditions, restrictions and limitations of various kinds. In some cases, municipalities have the right to acquire the telephone system within the municipal limits on certain terms and conditions. Advances in technology and an increase in alternative provision of service are beginning to erode certain of the benefits previously derived from franchise rights granted by states or municipalities.

                                 Video Services

              The Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation. The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations. The FCC soon will begin the process of formulating rules with respect to the open video platform arrangement which will govern provision of such services. In addition, the FCC has opened two rulemakings to evaluate its cable and telephone home-wiring rules and other technical standards to reflect the growing convergence of the telephone and cable industries.

              In May 1995, GTE obtained approval from the FCC and began construction of its video dialtone network in the Clearwater, Florida area. In December 1995, GTE also negotiated with local governments in California to begin construction of a traditional cable network in Ventura County, California. The networks are designed to begin delivery of video services to customers in 1996.

              In August 1995, GTE signed a definitive agreement to join the Walt Disney Company, Ameritech Corporation, BellSouth Corporation and SBC Communications, Inc. as an equal partner in americast(TM), a venture designed to provide video programming and interactive services for millions of American households. GTE's involvement strengthens the venture by increasing its combined reach from 50 million to 68 million access lines in 33 states. GTE and its three other telecommunications partners will distribute, through their local broadband networks, video programming acquired by americast as specially developed by the Walt Disney Company. In addition, americast is tasked with the creation of an advanced navigator for use on the partners' networks.

                               World Class Network

              GTE domestic telephone operations deployed its ISDN-based World Class Network in fifteen metropolitan markets to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as "SONET"), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

                                Support Services

              Also included in GTE's domestic telephone operations are two major unregulated subsidiaries: GTE Data Services Incorporated ("GTEDS") and GTE Supply. GTEDS, GTE's software development and information processing subsidiary, provides data processing and information management services to GTE's telephone subsidiaries and other non-affiliated companies. GTE Supply is responsible for the procurement and distribution of supplies for GTE's domestic telephone operating companies, as well as other GTE subsidiaries. GTE Supply also sells material and logistic services to non-affiliates.

              During 1995, GTEDS continued to expand the level of service that it provides to non-affiliated companies. GTEDS continues to provide data processing services to Citizens Utilities, which had purchased portions of GTE's telephone operating property during 1994. Work has also continued on the $19 million contract to develop a new Medicare transaction system for the Federal Government, as well as the $20 million processing services contract with National Electronic Information Corp., the nation's largest commercial health care claims clearing house.

              Additionally, GTEDS completed implementation of its customer billing services system for CANTV, a GTE affiliate in Venezuela, and opened a marketing office and began construction of a data center in Mexico as the first steps in its plan to provide commercial and govermental data processing services in Mexico.

              During 1995, GTE Supply was awarded a two-year $50 million continuation contract with Citizens Utilities to provide telecommunications products and logistics services.

                         Restructuring and Cost Control

              During 1994, GTE began implementation of a three-year $1.4 billion re-engineering plan for its U.S. Telephone Operations. These costs relate primarily to Telephone Operations' plan to improve customer- responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $900 million to re-engineer customer service processes and $300 million to re-engineer administrative processes. The costs also include $170 million to consolidate facilities and operations and other related costs. Implementation of the plan is expected to be substantially completed by the end of 1996.

              Since the inception of the plan, 258 work centers have been consolidated to 58 and workforce reductions of approximately 12,000 have occurred. Costs of $858 million have been incurred since the plan's inception, including $585 million related to customer service processes, $103 million related to administrative processes and $170 million related to the consolidation of facilities and operations. These expenditures were primarily associated with the closure and relocation of the various centers, software enhancements and separation benefits related to employee reductions.

              Wireless Services

                                  GTE Mobilnet

              GTE Mobilnet ("Mobilnet") includes Contel Cellular Inc. ("CCI") and GTE Telecommunications Services Inc. ("GTE TSI"). In May 1995, GTE completed the acquisition of the 10 percent ownership of CCI that it did not already own for approximately $250 million in cash. This acquisition will allow GTE to fully integrate the operations of Mobilnet and CCI and offer customers a broader network with a wider range of wireless capabilities.

              Mobilnet is comprised of 800 MHz mobile-cellular telephone services, 1.8 GHz Personal Communications Services ("PCS") and cellular transaction processing and support services provided by GTE TSI. Mobilnet provides cellular services and products to over 3 million subscribers through its 800 MHz operations, and is in the process of designing/building the network for PCS services. GTE TSI provides clearinghouse services and develops and sells software for the cellular telephone industry throughout North America.

              GTE is one of the largest providers of mobile-cellular telephone services in the United States in terms of population in the areas served. GTE holds a controlling interest in 71 metropolitan markets, known as metropolitan statistical areas ("MSAs"), and 38 rural service areas ("RSAs"). GTE's ownership position in U.S. markets was obtained through the FCC lottery and settlement process as well as through purchases and exchanges of licenses with other cellular service providers. GTE's 800 MHz cellular operations serve a population of approximately 52 million POPs, approximately 20 million of which are in the top 30 U.S. markets. In 1995, GTE's U.S. cellular operations increased their customer base by 29% to 3,011,000 customers, almost double the number of customers just two years ago.

              GTE's cellular licenses were generally granted for an initial ten-year term and are renewable for successive ten-year terms. FCC license renewal applications continue to be filed and are presently being processed by the FCC with no opposition. The majority of GTE's FCC cellular licenses will expire and require renewal application filings over the next several years.

              In July 1995, GTE exchanged certain GTE cellular assets in Oregon, Minnesota, New Mexico and Washington for 100 percent of US WEST, Inc.'s cellular assets in San Diego, California, the 13th largest cellular market in the U.S. containing 2.6 million POPs. The transaction gives GTE operating control of the wireline license in the San Diego MSA. In September 1995, the sale of GTE's minority interest in the Detroit, Michigan MSA, and the purchase of additional interests in the Indianapolis, Indiana; Cleveland, Ohio and Rockford, Illinois MSAs were completed. In December 1995, GTE sold its interest in the Augusta and Savannah, Georgia MSAs to Palmer Wireless Holdings.

              In December 1994, the FCC began the auctions of the first series of new 1.8 GHz PCS licenses. These new licenses will enable up to six additional wireless competitors to enter each market. Two licenses (each at 30 MHz of spectrum) in each of 51 large service areas across the U.S. called "Major Trading Areas" ("MTAs") were issued in June 1995. GTE won 4 licenses in the broadband spectrum auction, held by the FCC, including the Atlanta, Denver, Cincinnati, and Seattle MTA's. Since GTE's purchase of the 1.8 GHz licenses GTE has entered into certain transactions that strategically reposition the areas covered by the licenses and permit GTE to focus its energies and resources on the specific areas that most benefit GTE's strategy. In October 1995, GTE entered into an agreement to purchase the Spokane-Billings MTA license from Poka Lambro Telephone Cooperative, Inc., and simultaneously entered into an agreement to partition certain areas covered by this MTA to Elltel Wireless, Inc., 3 Rivers PCS Inc., and Montana Wireless, Inc. On December 12, 1995, GTE partitioned the areas covered by Yakima and Kittitas counties in the Seattle MTA to Elltel Wireless, Inc. In January 1996, GTE entered into a definitive agreement to sell the Denver MTA license to a wholly owned subsidiary of Western Wireless Corporation. In addition, in March 1996, GTE entered into a definitive agreement to sell the Atlanta MTA license to InterCel Inc. The remaining MTAs, which cover approximately 9 million POPs, are expected to be operational in 1997.

              In 1995, GTE continued its deployment of Cellular Digital Packet Data services ("CDPD") announcing commercial services in 12 markets, including the metropolitan areas of Houston, Tampa and Cleveland. CDPD provides efficient transmission of data over cellular networks with the added benefits of airlink encryption and mobility services. CDPD is a more cost effective means than traditional circuit switched data for users to remotely access their host systems or other services. The service is also a fast, efficient way for cellular users to transmit short bursts of data, such as credit card verifications for retail businesses, service and order information for field sales representatives and delivery tracking for transportation businesses.


              GTE's cellular operations experience direct competition from the second cellular licensee in each market. Competition is principally on the basis of service quality, price and coverage area. In addition to the direct cellular competitor in each market, Enhanced Specialized Mobile Radio operators also represent potential competition, as will the new 1.8 GHz PCS license holders in the future.

              The FCC is in the process of auctioning four additional licenses (three at 10 MHz of spectrum each and one at 30 MHz) in each of 492 smaller service areas called "Basic Trading Areas" ("BTAs"). Mobile- cellular telephone service providers such as GTE are eligible for two of the 10 MHz BTA licenses. GTE Mobilnet does not plan to participate in the BTA auctions at this time. The service offerings at these new frequencies will be similar in nature to mobile-cellular telephone service and will offer direct competition once established.

              The frequency bands being allocated to these new 1.8 GHz licenses are currently occupied by point-to-point microwave radio users. GTE, both within its local-exchange telephone operations and its cellular operations, is an extensive user of these facilities for the backhaul of telephone traffic. Under the proposed FCC rules, the incumbent users of these frequencies will be relocated to higher frequencies to make way for the new PCS services. The FCC rules allow for up to a two-year negotiation period between the incumbent and the new licensee and the new licensee is to provide adequate compensation to the incumbent for the cost of that relocation. Failing agreement between the two parties during that two-year negotiation period, the FCC rules provide for a third year for arbitration.

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

                                   GTE Airfone

              GTE Airfone ("Airfone") operates a telecommunications service for passengers onboard aircraft under a license granted by the FCC in 1991. Five other licenses have been granted by the FCC for air-to-ground service, and two companies, In-Flight Phone Corporation and Claircom, have initiated service. During 1995, MCI acquired partial ownership of In-Flight, while Claircom merged with AT&T to become known as AT&T Wireless. At the end of 1995, Airfone equipment was installed on 1,913 U.S., Canadian and Mexican commercial aircraft.

              During 1995, Airfone continued deployment of its new advanced digital GenStar System, which enhances quality and makes possible a new array of features to airline passengers. These new features include data and fax service, ground-to-air calling, and a variety of information services. A lighted menu screen makes it easy and efficient for passengers to use these enhanced features. Airfone has been competing for contracts to install its digital GenStar system, and as of December 1995 had agreements with United, Delta, TWA, US Air Shuttle, Reno Air, Midwest Express, United Express, Mexicana and AeroMexico. At December 31, 1995, the GenStar System was installed on approximately 1,250 aircraft.

              During 1995, Airfone and Magnavox, pursuant to a joint alliance, continued marketing the Magnastar digital product for the corporate general aviation market. The Magnastar System includes a digital radio, designed by Magnavox, which links exclusively to the Airfone all-digital GenStar System. As of December 31, 1995, approximately 370 Magnastar units have been sold.

              Late in 1993, American Airlines and America West reached an agreement with other providers for onboard telecommunications service. As of December 1995, certain of their fleets were still equipped with Airfone equipment.

              Airfone will continue to actively compete for digital service contracts and deploy marketing programs designed to increase system usage based on quality, reliability, new feature offerings and flexibility for future capabilities.

              Directories

              GTE Directories Corporation ("GTE Directories") annually publishes or provides sales and other telephone directory-related services for more than 2,300 directory titles in 47 U.S. states, the District of Columbia and 14 foreign countries with a total circulation of approximately 80 million copies. With sixty years of industry experience, GTE Directories' capabilities include all facets of directory-related services including market identification, analysis and planning; advertising sales; customer service; directory design, production, printing and distribution; billing and collection; and product and service promotion. GTE Directories competes directly within the yellow pages industry which consists of nine major and numerous smaller U.S.-based directory publishers. Indirectly, GTE Directories competes with other advertising-based media such as cable TV, newspapers, television, radio, and direct mail.

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

              In recent years, GTE Directories has developed, tested and supported new products and services that are strategically positioned to increase the use and retention of the printed directory and/or expand its advertiser base. These products and services, such as On Call audiotex services, Quick Tips talking information service, and the SuperPages(TM) Directory, an on-line Internet directory, offer useful information to consumers and added flexibility for advertisers which enable GTE Directories to build stronger customer relationships by providing products that allow year-round customer contact.

              In 1995, GTE Directories became a major partner in GTE Yellow Pages Publishing Kft. and will publish and distribute telephone directories in Hungary. GTE Directories also has a joint venture agreement with BELGACOM, Belgium's official telecommunications provider, for the publication of yellow-pages directories and related products and services. In accordance with the agreement, GTE Directories acquired a 20 percent ownership interest and provides assistance to BELGACOM's new subsidiary, BELGACOM Directory Services.

              GTE Directories was the 1994 winner of the Malcolm Baldrige National Quality Award in the service category - one of only 24 U.S. corporations and the only directory publishing company to ever win the award. The Baldrige Award is an annual award presented by the U.S. Department of Commerce to recognize U.S. companies that excel in quality management and quality achievement.

              GTE Card Services has been marketing a combination calling card/credit card in conjunction with Associates National Bank since September 1992. With its primary markets in GTE telephone operations' service areas and contiguous areas, GTE Card Services has approximately 1.1 million card holders with total outstanding balances of approximately $550 million.

              GTE Card Services also entered the prepaid calling card market in 1994 with the introduction of several GTE prepaid calling cards. The prepaid calling card is a telephone calling card with a preset amount of calling available that is prepaid by the customer when the card is purchased. This card will compete in the long distance market by providing an alternative means of purchasing and controlling long distance usage for both the business and residential user. Prepaid calling cards represent a $4 billion market worldwide, but are relatively new to the U.S. marketplace. GTE Card Services competes in this marketplace through leverage of GTE's brand name and utilization of GTE's exclusive marketing relationship with the National Football League and other licensees.

                                  INTERNATIONAL

              GTE, through its international operations, provides telecommunications services in Canada, Venezuela, Argentina and the Dominican Republic. As of December 31, 1995, GTE's international operations served approximately 5.6 million access lines and provided cellular services to over 530,000 customers.

              Through its ownership of common stock of Anglo-Canadian Telephone Company ("Anglo"), GTE has voting control of BC TELECOM and Quebec Telephone. At December 31, 1995, BC TELECOM served approximately
              2.3 million access lines in the province of British Columbia, Canada and provided cellular services to approximately 220,000 subscribers. Quebec Telephone served approximately 280,000 access lines in the province of Quebec, Canada and provided cellular services to over 10,000 customers.

              In addition, GTE, through GTE Holdings (Canada) Limited, a Canadian holding company, owns the common stock of Compania Dominicana de Telefonos, C. por A., a telephone company furnishing local and long-distance telephone service in the Dominican Republic. This company served approximately 570,000 access lines and served over 30,000 cellular customers at December 31, 1995.

              GTE owns, through a multinational consortium, a 20.4% ownership interest in Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the telephone company in Venezuela. CANTV is the primary provider of local, national and international long-distance telephone service in Venezuela. CANTV also provides other telecommunication and related services, including cellular telephone and directory advertising services. GTE and its four consortium partners have a 40% ownership interest in CANTV, while GTE, as the owner of 51% of the consortium, is managing CANTV. During 1995, CANTV placed approximately 184,000 new lines in service for customers and added almost 2,000 public telephones while continuing to improve the quality of its services and network. CANTV had approximately 2.5 million access lines in service at December 31, 1995 and, through its subsidiary Movilnet, served approximately 170,000 cellular subscribers.

              Due to the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by its ability to increase tariffs. CANTV operates under a Concession Agreement with the Venezuelan government that provides, among other things, for quarterly tariff increases based on the previous rates of inflation in Venezuela. In 1995, CANTV successfully obtained tariff increases that mitigated the effects of high local inflation and improved its operating margins when compared with 1994. CANTV believes that it can continue to obtain tariff increases in 1996.

              Because of the difficult economic conditions, CANTV made only a relatively small contribution to GTE's 1995 earnings. The network modernization program continued to produce excellent results in service quality and productivity. Residential customer satisfaction has doubled to 80% and productivity, as measured by lines per employee, has increased 75% since the GTE led consortium began operations in late 1991. CANTV's cumulative mandates under the Concession Agreement to expand, modernize and improve the telephone network were met or exceeded.

              In December 1995, the Venezuelan government devalued the local currency by 71%. However, due to the mix of local currency and U.S. dollar denominated assets and liabilities, the devaluation did not have a significant impact on GTE's results. GTE believes these economic difficulties are temporary and will be corrected, and continues to view its interest in CANTV as an excellent long-term investment.

              In 1994, a GTE-led consortium, Compania de Telefonos del Interior ("CTI"), was awarded two cellular licenses by the National Telecommunications Commission of Argentina. The concession allows CTI to provide cellular services in the north and south interior regions of Argentina - areas with a total population of 22 million. GTE, as operator, has a 25.5% ownership interest in CTI, and holds a ten-year contract to manage the network. CTI has an initial two-year service exclusivity which began in May 1994. As of December 31, 1995, CTI served over 100,000 cellular customers.

              GTE also announced the opening of offices in Beijing, China and Sao Paulo, Brazil during 1995. These operations are chartered with pursuing business development opportunities within the telecommunications market of each respective country. The first opportunity, announced in December 1995, was the establishment of a joint venture between GTE China and Guangzhou Guangtong Resources Co. to construct a wireless paging system that will eventually encompass 25 major cities, including Beijing.

              In Japan, GTE holds a minority interest in nine cellular partnerships created by Nissan Motor Corp. LTD and Japan Telecom Co. LTD to provide 1.5 GHz digital-cellular services throughout Japan. In addition, GTE participates, as a minority owner, in a cellular partnership comprised of a consortium of Japanese companies that provides 1.9 GHz PHS (comparable to PCS) service in Tokyo, Kanagawa, Saltama and Chiba.

                                   TECHNOLOGY

              GTE's technological capabilities increasingly converge in serving customer needs. During 1995, GTE placed GTE Government Systems and GTE Laboratories under common leadership to ensure that their activities will be coordinated effectively with the substantial technology resources of GTE's other business units.

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

              During 1995, GSC received orders valued at $1.2 billion, a slight increase compared to 1994, despite a declining defense market. As the overall budgets for the defense market continue to decline, GSC is seeking a stronger presence with its traditional military customers. In addition, GSC is aggressively attempting to offset a declining defense market with increased penetration of the civilian agencies of the Federal government and selected niches in the domestic commercial marketplace. GSC is transitioning its capabilities, products and services to non-defense applications. With technologies and other core competencies, GSC is addressing complex telecommunications and information processing needs in markets such as health care, banking and finance, public safety and insurance. In addition, GSC is pursuing selected programs and markets in the international defense and commercial telecommunications arenas.

              GSC's principal U.S. competitors include LORAL, GM Hughes, CSC, Martin Lockheed, Bell Atlantic, AT&T, TRW, Harris, EDS, Raytheon and Motorola. Major foreign competitors include Thomson-CSF, Ericsson and Siemens.

              GTE's research and development work is centered principally at GTE Laboratories Incorporated. Activities in research and new product development and improvement are also conducted at the various GTE business units. Both research and product development are focused on telecommunications operations and applications. The key areas of emphasis include: the automation of telecommunication operations, network management, intelligent network migration, broadband information transport, network architecture design and planning, wireless communications, advanced database capabilities, network quality improvements, exchange video distribution, and support for industry standards development.

              For the years 1995 - 1993, expenditures for all company-sponsored research and product development and improvement were $137 million, $139 million and $135 million, respectively. Additionally, $162 million, $157 million and $204 million, respectively, was expended for customer-sponsored research and product development and improvement during the same periods. In total, GTE engaged approximately 1,800 professional scientists and engineers on such activities.

                        REGULATORY AND COMPETITIVE TRENDS

              GTE's telephone subsidiaries hold franchises, licenses and permits adequate for the conduct of their business in the markets which they serve. Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to GTE. Presently, GTE is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network, and competing cellular telephone companies. In addition, competition from alternative local-exchange carriers, interexchange carriers, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

              On February 8, 1996, the Telecommunications Act of 1996 ("the Act") became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long-distance services, cable television, and information services. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local exchange, long distance, wireless and cable companies to compete in offering voice, video, and information services.

              The Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers. Each proceeding required by the Act will be of various lengths with different required deadlines to be met. For example, the FCC is required to establish minimum interconnection standards by August 1996 and to establish a joint board of FCC and state regulators to develop recommendations on the future provisioning of universal service.

              A key provision of the Act eliminates the legal restraints of the GTE Consent Decree which has kept GTE's telephone operating companies from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long-distance market. In March 1996, GTE began offering long-distance service to its customers in Michigan and Minnesota. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan (SM), in all 28 states where it currently offers local telephone service by December 1996.

              During 1995, various regulatory and legislative developments occurred at the state level to further open the telecommunications marketplace to competition.

              In July 1995, the California Public Utility Commission (the "CPUC") announced its decision to allow local-exchange competition beginning in 1996. The CPUC issued interim rules which allow facilities- based competition beginning January 1, 1996. On December 20, 1995, the Commission approved GTE California's request to provide intraLATA toll, high-speed digital private line services, and facilities-based local services outside of its current franchise areas in competition with other local-exchange carriers ("LECs"). Rules allowing firms to provide local services on a resale basis are expected to be approved in 1996.

              GTE California, GTE Mobilnet, and GTE Card Services have requested authority to provide resale based local-exchange service in other major metropolitan areas of California, including San Francisco Bay, San Joaquin Valley, Sacramento, and San Diego.

              In Florida and Texas, state telecommunications reform legislation was enacted in 1995 which opened local-exchange markets to competition. The legislation also directed the regulatory commission in each state to address a number of issues involved in certifying the new competitors and to implement other aspects of the legislation unique to each state.

              The Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in fifteen states: Illinois, Michigan, Oregon, Nevada, Pennsylvania, Washington, Wisconsin, California, Florida, Texas,Iowa, North Carolina, Hawaii, Minnesota, and Virginia. In addition, eight states: Alaska, Arizona, Illinois, Kentucky, Minnesota, Florida, Pennsylvania and Michigan have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. The Act requires GTE to negotiate intraLATA dialing parity with its competitors among other required matters. In these subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

              Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets. In total, approximately 70 percent of Telephone Operations' U.S. regulated revenues, including 100% of interstate revenues, are under some form of alternative regulation. As of January 1996, 60 percent of GTE's U.S.

              telephone access lines were in nine states that have adopted incentive regulation plans for intrastate service, including California, Florida and Texas, the states containing GTE's largest operations.

              In December 1995, the CPUC modified the terms of GTE California's price cap based incentive regulation plan in recognition of this new competition. In 1996, GTE was ordered to continue to use a price cap with a productivity factor of 4.6% as an offset to inflation to adjust its prices for 1996. The impact of this order would result in a $31 million rate reduction. In 1997 and 1998, GTE California's rates for monopoly and partially competitive services will be frozen. In its ruling, however, the CPUC indicated that it would also consider modifying its price cap order to allow GTE California to suspend the price cap formula in 1996. On December 21, 1995, GTE California filed its petition and a decision is expected by the end of the first quarter 1996.

              Legislation streamlined the existing regulatory environment in Florida and Texas by allowing LECs to replace traditional rate-of-return regulation with price regulation plans.

              On September 20, 1995, GTE Southwest notified the Texas Public Utility Commission of its election into the new price regulation plan. On January 3, 1996, GTE Florida formally notified the Florida Public Service Commission of its election.

              For the provision of interstate access services, GTE operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

              Under interim changes to its price cap regulatory plan, the FCC adopted three different productivity/sharing options. GTE has elected to operate under two of these options. In the jurisdictions for which GTE selected a 4.0% productivity factor (approximately half of its access lines), GTE's telephone subsidiaries must share equally with its ratepayers any realized interstate return on investment above 12.25%. All returns higher than 13.25% result in a reduction in the price cap in the subsequent year. The remaining jurisdictions operate under a 5.3% productivity factor option which does not require any earnings sharing. The FCC has established a rulemaking proceeding and is soliciting comments from parties on permanent changes to its price cap regulation plan.

              Internationally, the pace of regulatory and competitive change has also accelerated. In Canada, the Canadian Radio-television and Telecommunications Commission, the telecommunications regulatory authority, issued an order opening the market for toll services to full competition. To meet this competition, aggressive marketing of customer services and technologically advanced product service offerings have been implemented to minimize loss of market share. In addition, cost saving efforts through planned workforce reductions are being implemented. In the Dominican Republic competitive pressures for international and local toll traffic have begun to impact revenues and operating margins. However, government-approved local rate increases as well as the implementation of productivity improvement programs are expected to help offset the impact of competition.

              GTE continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

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

                              ENVIRONMENTAL MATTERS

              GTE and some of its present and former subsidiaries, along with other unrelated corporations, have been named as potentially responsible parties at a number of Federal and state "Superfund Sites" - sites, lawfully used in the past, but now determined to require remediation or with respect to some presently or formerly owned sites requiring remediation under the Resource Conservation and Recovery Act ("RCRA") or similar state environmental statute. GTE has reviewed each such site in which it has an involvement to establish an expected remediation cost. Based on this review, the remediation cost at any individual site or at all sites in the aggregate is not expected to be material. Factors used to evaluate expected GTE costs include remediation estimates, number of viable parties involved, degree of GTE's involvement and past experience at sites being remediated. No present value discounting is used. Although the complexity of environmental regulations, and the widespread imposition of multi-party joint and several liabilities at Superfund Sites, makes it difficult to assess GTE's share of liability, management believes it has made adequate provision in the financial statements.

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

              The properties of GTE's subsidiaries consist principally of land, structures and equipment required to provide various wireline and wireless telecommunications services. Substantially all of the properties of the U.S. telephone subsidiaries are subject to the liens of their respective mortgages securing funded debt.

              From January 1, 1991 to December 31, 1995, GTE made capital expenditures of $20 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 39 percent of gross plant of $51 billion at December 31, 1995.

              At year-end 1995, access lines served in the United States totaled
              18.5 million. In addition, at December 31, 1995, GTE's affiliated telephone companies in Canada, the Dominican Republic and Venezuela served 5.6 million access lines. At December 31, 1995, 95 percent of GTE's U.S. access lines were connected to digital switches, compared with 79 percent in 1991. During 1995, GTE also accelerated the installation of fiber-optic cable, bringing total miles installed throughout GTE's domestic network to 930,000 miles, double the amount installed only three years ago.

              At year-end 1995, GTE had 4 laboratories in the United States.

              All of the aforementioned properties are generally in good operating condition and adequate to satisfy the needs of the businesses.

              In response to recently enacted and pending legislation and the increasingly competitive environment in which GTE's telephone subsidiaries expect to operate, GTE discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71") in the fourth quarter of 1995.

              In general, FAS 71 required GTE's telephone subsidiaries to depreciate their telephone plant and equipment over lives approved by regulators that, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of GTE's assets, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See
              Note 2 to GTE's Consolidated Financial Statements included elsewhere herein for the effects of discontinuing FAS 71 on GTE's recorded property balances.

Item 3.       Legal proceedings.

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters.

        At January 31, 1996, there were approximately 538,000 common shareholders of record.

                          GTE QUARTERLY FINANCIAL DATA
                        GTE CORPORATION AND SUBSIDIARIES
                                   (Unaudited)


(Millions of Dollars,                       1st QTR               2nd QTR(a)              3rd QTR(b)                4th QTR(c)
Except Per-Share Amounts)              1995        1994       1995        1994         1995       1994         1995          1994

Revenues and sales ..............   $   4,665   $   4,658   $   4,932   $   4,840   $   4,996   $   4,879   $   5,364    $   5,151
Operating income ................       1,164       1,067       1,235       1,175       1,333       1,228       1,324        1,282
                                    ----------------------------------------------------------------------------------------------
Income before extraordinary
   charges ......................   $     543   $     500   $     581   $     593   $     695   $     657   $     719    $     691
Extraordinary charges ...........        --          --          --          --          --          --        (4,682)        --
                                    ----------------------------------------------------------------------------------------------
   Net income (loss) ............   $     543   $     500   $     581   $     593   $     695   $     657   $  (3,963)   $     691
                                    ==============================================================================================
Earnings (loss) per common share:
Before extraordinary
   charges ......................   $     .56   $     .52   $     .60   $     .62   $     .72   $     .69   $     .74    $     .72
Extraordinary charges ...........        --          --          --          --            --          --       (4.83)       --
                                    ----------------------------------------------------------------------------------------------
   Net income (loss) ............   $     .56   $     .52   $     .60   $     .62   $     .72   $     .69   $   (4.09)   $     .72
                                    ----------------------------------------------------------------------------------------------
Dividends declared per
   common share .................   $     .47   $     .47   $     .47   $     .47   $     .47   $     .47   $     .47    $     .47
                                    ==============================================================================================
Stock market price:
High ............................   $   34.88   $   35.25   $   34.88   $   33.63   $   39.50   $   33.25   $   45.13    $   31.38
Low .............................       30.00       30.00       31.88       29.50       34.13       29.88       38.50        29.50
Close ...........................       33.25       31.00       34.13       31.00       39.13       30.38       43.88        30.38
                                    ----------------------------------------------------------------------------------------------


(a) Second-quarter 1994 net income includes after-tax gains on sales of nonstrategic domestic local-exchange telephone properties of $71 million, or $.07 per share (see Note 5 to Consolidated Financial Statements).

(b) Third-quarter 1995 and 1994 net income includes after-tax gains on sales of nonstrategic domestic local-exchange telephone properties of $11 million, or $.01 per share, and $48 million, or $.05 per share, respectively (see Note 5 to Consolidated Financial Statements).

(c) Fourth-quarter 1995 results include after-tax, extraordinary charges of $4.7 billion, or $4.83 per share, primarily as a result of the discontinuance of regulatory accounting under Statement of Financial Accounting Standards No. 71 (see Note 2 to Consolidated Financial Statements). Fourth-quarter 1994 results include after-tax gains on sales of nonstrategic domestic local-exchange telephone properties of $43 million, or $.05 per share (see Note 5 to Consolidated Financial Statements).

SHAREHOLDER SERVICES

The First National Bank of Boston, Transfer Agent and Registrar for GTE's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:
-        Account Information
-        Dividends
-        Market Prices
-        Transfer Instructions
-        Statements and Reports
-        Change of Address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.
Or write to:
Bank of Boston
c/o Boston EquiServe, L.P.
P.O. Box 9121
Mail Stop 45-02-60
Boston, MA 02205-9121

For overnight delivery services, use the following address:
Bank of Boston
c/o Boston EquiServe, L.P.
Blue Hills Office Park
150 Royall Street
Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

SHAREHOLDER SYSTEMATIC INVESTMENT PLAN

Under this plan, GTE shareholders may reinvest their dividends or make optional payments toward the purchase of additional shares of common stock. Shareholders wishing information about this plan should contact the Bank of Boston at 1-800-225-5160.

DIVIDEND DIRECT DEPOSIT SERVICE

GTE offers its registered shareholders the option of having dividends deposited directly into their checking or savings accounts at any financial institution participating in the Automated Clearing House
(ACH) system. This service is provided at no charge. To sign up for this service, shareholders should contact the Bank of Boston at 1-800-225-5160.

ANNUAL MEETING

The 1996 Annual Meeting of Shareholders will be held at 2 p.m. on Wednesday, April 17, at The Italian Center, 1620 Newfield Avenue, Stamford, Connecticut.

INVESTOR RELATIONS

Security analysts, institutional investors and other members of the financial community requesting information about GTE should contact:
Investor Relations Department
GTE Corporation
One Stamford Forum
Stamford, CT 06904
203-965-2789
Int'l Telex: 4750071
Fax: 203-965-2520

STOCK EXCHANGE LISTINGS

GTE Corporation is listed on the New York Stock Exchange (symbol: GTE). GTE is also listed on the Chicago, Pacific and other regional stock exchanges in the U.S. and on stock exchanges in Amsterdam, Basel, Geneva, Lausanne, London, Paris, Zurich and Tokyo.

AUDITORS

Arthur Andersen LLP
400 Atlantic Street
Stamford, CT 06912

REQUESTS FOR ANNUAL REPORTS

To obtain an additional copy of this annual report or a copy of the annual Form 10-K filed with the Securities and Exchange Commission, call 1-800-225-5160.

An audiocassette version of the 1995 annual report is available to visually impaired shareholders by contacting:
Manager,
Public Relations Services
GTE Corporation
One Stamford Forum
Stamford, CT 06904
203-965-3188

OTHER SECURITIES

Questions regarding the bonds, debentures and preferred securities of GTE or its subsidiaries should be directed to:
Treasury Department
GTE Corporation
One Stamford Forum
Stamford, CT 06904
203-965-3425

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource: http://www.gte.com

Item 6.           Selected Financial Data.

                        GTE Corporation and Subsidiaries

                                                                                                                         Five-Year
     (Millions of Dollars, Except                                                                                          Annual
     Per-Share Amounts)                            1995             1994           1993         1992            1991    Growth Rate*
     -------------------------------------------------------------------------------------------------------------------------------
     RESULTS OF OPERATIONS
     Revenues and sales
     Local services .........................     $  5,839         $  5,234      $  5,159      $  4,932       $  4,746        4.5%
     Network access services
             -- interstate ..................        2,741            2,722         2,690         2,774          2,713         .2
             -- intrastate ..................        1,622            1,626         1,708         1,703          1,652         .4
     Toll services ..........................        2,548            3,285         3,321         3,388          3,482       (4.9)
     Cellular services ......................        2,191            1,666         1,178           929            726       32.9
     Directory services .....................        1,383            1,372         1,438         1,405          1,466        1.7
     Other services and sales ...............        3,633            3,623         3,838         4,394          4,321       (4.9)
                                                  ----------------------------------------------------------------------------------
     Total revenues and sales ...............       19,957           19,528        19,332        19,525         19,106        1.2
                                                  ----------------------------------------------------------------------------------
     Cost of services and sales .............        7,537            7,677         7,848         8,229          8,157       (1.6)
     Selling, general and
        administrative ......................        3,689            3,667         3,817         3,977          3,826        (.3)
     Depreciation and amortization ..........        3,675            3,432         3,419         3,289          3,254        2.6
     Restructuring and merger costs .........         --               --           1,840(a)       --              342(b)     --
                                                  ----------------------------------------------------------------------------------
     Operating income .......................        5,056            4,752         2,408(c)      4,030          3,527        5.9
     Net income (loss)(f)
     Continuing operations(d) ...............        2,538            2,441           972         1,761          1,492(b)     9.8
     Consolidated(e) ........................       (2,144)           2,441           882          (780)(f)      1,543(f)     --
     Earnings (loss) per
        common share(f)
     Continuing operations(d) ...............         2.62             2.55          1.03          1.95           1.69(b)     7.2
     Consolidated(e) ........................        (2.21)            2.55           .93          (.86)(f)       1.75(f)     --
     Common dividends declared
        per share ...........................         1.88             1.88          1.85          1.76           1.64        4.4
     Book value per share ...................         7.05(e)         10.85          9.96         10.61          12.21       (8.2)
     Average common shares
     outstanding (in millions) ..............          970              958           945           905            882        2.5
     ASSETS AND CAPITAL
     Consolidated assets ....................       37,019(e)        42,500        41,575        42,144         42,437       (1.2)
     Long-term debt and redeemable
     preferred stock ........................       12,744           12,236        13,103        14,277         16,153       (3.9)
     Shareholders' equity ...................        6,871(e)        10,483         9,593        10,076         11,313       (6.9)
     Cash from continuing
        operations ..........................        5,033            4,740         5,373         4,832          4,643        2.8
     Capital expenditures ...................        4,034            4,192         3,893         3,909          3,965         .1
     CONSOLIDATED RATIOS
     AND OTHER INFORMATION
     Return on common equity(f) .............        (20.3)%           24.8%          8.8%         (8.8)%         14.8%       --
     Return on investment(f) ................         (4.2)%           13.1%          6.9%          1.3%           9.4%       --
     Average common equity ..................       10,539            9,838        10,030         8,832         10,434        1.0
     Equity ratio ...........................         37.9%(e)         46.2%         42.6%         40.2%          40.8%       --
     Average investment .....................       27,150           25,647        27,322        28,057         29,418       (1.3)
     Research and development ...............          137              139           135           159            155       (1.4)
     Employees (in thousands)
     Total ..................................          106              111           117           129            159       (9.9)
     United States ..........................           85               89            94           104            124       (9.6)
                                                  ----------------------------------------------------------------------------------
     INTERNATIONAL OPERATIONS
     (INCLUDED ABOVE)(g)
     Revenues and sales .....................     $  2,583         $  2,616      $  2,520      $  2,401       $  2,317        3.9
     Income before extraordinary
        charges .............................          220              276           328           244            227        1.3
     Total assets ...........................        6,210            5,826         6,096         5,963          5,757        4.5
                                                  ----------------------------------------------------------------------------------


Notes to Selected Financial Data appear on page 21.

                             Selected Financial Data
                        GTE Corporation and Subsidiaries

                                                                                                                         Five-Year
                                                                                                                           Annual
    (Millions of Dollars)                              1995         1994         1993           1992         1991       Growth Rate*
------------------------------------------------------------------------------------------------------------------------------------
    NETWORK STATISTICS
    Access minutes of use
       (in millions) ...........................      64,417       59,247       55,864         52,180       48,169           7.5%
    Access lines (in thousands)
    Total(h) ...................................      24,135       22,805       22,043         21,427       20,481           5.1
    United States(h) ...........................      18,527       17,442       17,073         16,819       16,233           3.0
    Switched ...................................      16,665       16,037       15,929         15,835       15,338           2.0
    U.S. lines per employee ....................         289          252          234            208          191          10.7
                                                    --------------------------------------------------------------------------------
    Cellular subscribers (in thousands)
    Total ......................................       3,547        2,660        1,787          1,204          881          41.9
    United States ..............................       3,011        2,339        1,585          1,090          811          39.6
                                                    --------------------------------------------------------------------------------
    Adjusted "POPs"(in millions)(i)
    Total ......................................        82.4         68.0         63.4           60.8         59.9           --
    United States ..............................        67.4         53.0         53.0           53.1         52.2           4.0
                                                    --------------------------------------------------------------------------------
    U.S. Telephone Operations
    Revenues and sales .........................    $ 13,375     $ 13,212     $ 13,162       $ 13,160     $ 12,950            .9
    Operating income(a) ........................       3,621        3,490        1,962(c)       3,284        3,073(b)        1.9
    Operating cash flow margin .................        47.8%        46.4%        34.7%          44.1%        43.4%          --
    Capital expenditures .......................       2,564        2,821        2,811          2,859        3,004          (2.4)
                                                    --------------------------------------------------------------------------------
    U.S. Cellular Operations
    Service revenues ...........................    $  2,019     $  1,539     $  1,082       $    853     $    675          32.7
    Operating income ...........................         410          278          124             77          (29)(b)       --
    Operating cash flow margin(j) ..............        36.8%        35.3%        31.9%          32.9%        21.4%          --
    Capital expenditures .......................         709          610          389            376          260          21.2

    * Least-squares method; percentages have been omitted where not meaningful.

    (a) See Note 4 on 1993 Restructuring Costs.

    (b) Reflects costs incurred in connection with the merger and integration of GTE Corporation and Contel Corporation, including $150 million and $29 million at U.S. Telephone and U.S. Cellular Operations, respectively. These costs, net of a gain on the transfer of certain cellular properties, reduced 1991 net income by $204 million, or $.23 per share.

    (c) Includes a $74 million pre-tax charge ($46 million after-tax, or $.05 per share) for the cost of voluntary separation programs at U.S. Telephone Operations.

    (d) 1995, 1994 and 1993 include after-tax gains of $11 million, or $.01 per share, $162 million, or $.17 per share, and $91 million, or $.10 per share, respectively, on sales of certain nonstrategic domestic local-exchange telephone properties.

    (e) See Note 2 on Extraordinary Charges.

    (f) 1992 reflects a noncash, after-tax charge of $2.4 billion, or $2.70 per share, for the cumulative effect of accounting changes for postretirement health care and life insurance benefits as well as income taxes, as a result of the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes," respectively.

        1992 also includes charges totaling $100 million, or $.11 per share, associated with the sale of the Electrical Products Group, which was accounted for as a discontinued operation. 1991 includes net income from discontinued operations of $51 million, or $.06 per share (see Note 5 on Property Repositioning and Discontinued Operations).

        Excluding the special items described in footnotes (a) through (f), net income, earnings per share, return on common equity and return on investment would have been:



                                                                                                                   Five-Year Annual
                                                   1995          1994         1993          1992         1991        Growth Rate*
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (in millions) ..............     $   2,527     $   2,279     $   2,077    $   1,761     $   1,696         10.2%
    Earnings per share ....................          2.61          2.38          2.20         1.95          1.92          7.6
    Return on common equity ...............          23.2%         23.3%         20.4%        15.6%         16.5%          --
    Return on investment ..................          12.8%         12.5%         11.2%         9.5%         10.1%          --

    (g) Includes GTE's international affiliates as well as international activities from domestic companies.

    (h) Access lines in 1994 and 1993 exclude 448,000 and 440,000 net lines, respectively, sold during those years. Total access lines include 2.5 million, 2.3 million, 2.0 million, 1.8 million and 1.6 million lines served by CANTV in 1995-1991, respectively. GTE acquired operating control of CANTV in 1991. Excluding the effect of the CANTV acquisition and the access lines sold during 1994 and 1993, the five-year total access line growth rate was 4.3%.

    (i) Represents population to be served times GTE's percentage interest in wireless markets.

    (j) Represents operating income before depreciation and amortization divided by service revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RETURN TO SHAREHOLDERS

GTE's primary financial objective is to maximize shareholders' long-term total return, consisting of share-price appreciation and dividends. Total return to GTE shareholders in 1995 was 52.4% compared with 49.3% for the regional Bell operating companies and 37.5% for the S&P 500 index. For the five-year period ending in 1995, average annualized total return was 14.4% compared with 14.5% for the regional Bell operating companies and 16.5% for the S&P 500 index. GTE's outstanding stock-price appreciation in 1995 significantly narrowed these differences compared with the same measure in 1994. GTE's commitment to shareholder value is supported by clear investment criteria: investments must be in the company's core business, telecommunications, and they must be expected to earn more than their cost of capital over time. GTE's commitment to shareholder value is also supported by a policy of maintaining a dividend payout ratio that is competitive with peer companies. Consistent with this policy, GTE maintained its dividend at $1.88 per share in 1995.

    Over the past several years, GTE has taken aggressive action to improve its competitive position and enhance its profitability. GTE has: combined its domestic wireline and wireless businesses under common leadership to begin offering "one-stop shopping" for all telecommunications services; combined all international operations into one unit to focus on developing growth opportunities, especially in Latin America and Asia; implemented process re-engineering -- which will be substantially completed in 1996; and sold nonstrategic telephone properties. GTE is now better prepared to meet the challenges and opportunities of a fully competitive marketplace with tremendous potential for highly profitable growth.

CONSOLIDATED
OPERATIONS

Operationally, 1995 was an excellent year for GTE, led by strong customer growth and network usage in both telephone and cellular operations as well as cost-reduction programs throughout GTE. Income before special items was $2.5 billion, or $2.61 per share, in 1995, an increase of 10% compared with $2.3 billion, or $2.38 per share, in 1994. Minutes of use of GTE's domestic network for long-distance calling grew at an annual rate of 10.1%, while total access lines increased 5.8% excluding the impact of the nonstrategic telephone properties sold. During 1995, GTE added 887,000 new cellular customers, bringing total cellular customers, both domestic and international, to 3.5 million -- nearly double the level just two years ago.

    Consolidated revenues and sales totaled $20.0 billion in 1995 compared with $19.5 billion in 1994. Excluding the revenues from the properties sold and the satellite-communications business divested in 1994, consolidated revenues and sales increased 4% in 1995 (see Note 5 to Consolidated Financial Statements). Strong volume growth in telephone operations and substantial increases in cellular customers more than offset lower, more competitive pricing. In the U.S., new price reductions and regulatory actions, primarily in California, reduced revenues by approximately $450 million in 1995, bringing cumulative price reductions over the past three years to $1.1 billion. However, such reductions are expected to moderate in 1996. Outside the U.S., regulatory and competitive pressures increased in Canada and the Dominican Republic as price reductions and rate rebalancing plans were implemented.

    Operating income for 1995 reached a record $5.1 billion, up 8% excluding the operating income attributable to the properties sold. The increase was due to higher revenues, improved cellular operating margins and ongoing cost reductions from process re-engineering activities. Net interest expense declined slightly as the favorable effects of lower interest rates were partially offset by higher debt balances. Other expense totaled $5 million in 1995 compared with $280 million of other income in 1994, primarily reflecting gains recorded in 1994 in connection with telephone property sales. GTE's effective income tax rate declined from 38.6% in 1994 to 36.6% in 1995 primarily as a result of a settlement with the IRS of certain open tax years.

    During 1995, GTE adopted accounting principles appropriate for nonregulated companies and recorded extraordinary charges totaling $4.7 billion, or $4.83 per share, as discussed in Note 2 to Consolidated Financial Statements. For a discussion of the reclassifications made to the prior-year consolidated financial statements, disclosure of recently issued accounting pronouncements and use of financial instruments and contingencies, see Notes 1, 10 and 16 to Consolidated Financial Statements.

    In 1994, consolidated revenues and sales totaled $19.5 billion compared with $19.3 billion in 1993. Excluding the revenues from the properties sold, consolidated revenues and sales increased 4% during 1994. Strong volume growth for both domestic and international wireline and wireless services drove the improvement. Lower, more competitive domestic telephone pricing, particularly in rates charged to interexchange carriers for access to GTE's local-exchange network, partially offset the strong volume growth. The completion late in 1993 of a major U.S. defense communications contract also offset the volume growth.

    Operating income in 1994 increased 11% over 1993 excluding the impact of properties sold and other 1993 special items. This improvement was due to the revenue growth as well as cost-reduction efforts at all business units. Consolidated net income was $2.4 billion, or $2.55 per share, which included after-tax gains on sales of certain nonstrategic domestic local-exchange telephone properties of $162 million, or 17 cents per share. Excluding the impact of special items in both years, consolidated net income in 1994 was $2.3 billion, or $2.38 per share, an 8% increase over 1993.

In 1993, consolidated net income was $882 million, or 93 cents per share. Results in 1993 included gains of $91 million, or 10 cents per share, similar to those in 1994 as well as one-time after-tax charges totaling $1.3 billion, or $1.37 per share, to restructure operations, complete voluntary separation programs and for the early retirement of high-coupon debt.

LOCAL SERVICE REVENUES

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 12% to $5.8 billion compared with $5.2 billion in 1994. This growth was attributable to placing an additional 1.2 million access lines in service in 1995, a 5.8% increase over last year, driven by 12% growth in second residential lines over 1994. The growth in second lines is primarily attributable to strong consumer demand for fax machines, access to the Internet and online computer services. The increase in revenues was also attributable to a rate rebalancing order issued by the California Public Utilities Commission (CPUC) effective January 1, 1995. The order provided for increases in basic local rates in exchange for significant rate reductions for toll service and access charges. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions.

The rollout of new and nontraditional services also drove the increase in local revenues. These services, which include CentraNet,(R) data and custom- calling features, such as Personal Secretary and SmartCall,(R) increased 33% to $850 million in 1995. These new high-margin services are expected to contribute a larger percentage of GTE's total revenue stream in future years as a result of strong business and consumer demand.

NETWORK ACCESS SERVICE REVENUES

Interstate and intrastate network access service revenues are based on fees charged to interexchange carriers that use GTE's U.S. local-exchange network in providing long-distance services to their customers. Network access service revenues of $4.4 billion remained relatively unchanged from 1994. The impact of the 10.1% growth in minutes of use of GTE's domestic local-exchange network for long-distance calling was offset by competitive and regulatory- mandated rate reductions and the effect of the previously discussed 1994 sales of nonstrategic properties.

TOLL SERVICE REVENUES

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA). Toll service revenues decreased 22% to $2.5 billion compared with $3.3 billion in 1994. This decline was primarily attributable to price reductions to meet competition and regulatory-mandated rate reductions, particularly the previously discussed rate rebalancing actions in California, Canada and the Dominican Republic.

CELLULAR SERVICE REVENUES

Cellular service revenues exceeded $2 billion for the first time in the company's history, rising 32% to $2.2 billion. The growth in revenues was primarily attributable to the growth in customers both in the U.S. and internationally. Total U.S. customers served at the end of 1995 reached 3,011,000, an increase of 29% over 1994. Customer growth slowed at the end of 1995 as various targeted marketing programs successfully focused on the addition of higher-value customers. Cellular market penetration increased to 6.3% in 1995 compared with 4.8% in 1994. This growth was tempered by a decline in revenues per customer in the U.S., reflecting continuing growth of casual and security users in the customer base. During the year revenues per customer in the U.S. averaged $63 per month compared with $68 in 1994.

DIRECTORY SERVICES REVENUES

Directory services revenues are based on fees charged to publish, print, distribute and sell advertising for Yellow Pages telephone directories. GTE annually publishes or provides sales and other directory-related services for approximately 2,400 different directories in 47 states and 15 foreign countries. Directory service revenues increased slightly to $1.4 billion in 1995, reflecting improved volume in the U.S. partially offset by the completion in 1994 of a contract for the publication of directories in Hong Kong.

OTHER SERVICES AND SALES

Other services and sales include revenues from: GTE Government Systems, which provides telecommunication systems and equipment to U.S. governmental defense and civilian agencies as well as commercial users; GTE Airfone, which provides aircraft-based telecommunication services; and telephone and cellular equipment sales and services. Other services and sales revenues increased slightly to $3.6 billion in 1995, reflecting the growth in non-network related equipment sales partially offset by the overall decline in U.S. government defense spending. GTE Government Systems received orders valued at $1.2 billion during 1995, a slight increase compared with 1994, reflecting higher international orders partially offset by the decline in U.S. defense spending.

COST OF SERVICES AND SALES

Cost of services and sales declined 2% to $7.5 billion in 1995 compared with $7.7 billion in 1994, primarily reflecting the impact of the three-year process re-engineering program at the U.S. telephone operations. This program is redesigning and streamlining processes to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services, and further reduce costs.

Several re-engineering programs enhanced productivity. Consolidation of work centers and the rollout of technologically-advanced systems reduced labor-intensive processes. For example, Express Dial Tone, which enables a customer to start local service without waiting for a service call, was implemented in most major service territories. Also, GTE's "One Touch" process, which allows a wide range of customer needs to be satisfied by contacting just one service representative, is now available in most of GTE's domestic telephone service areas. U.S. access lines per employee, a key indicator of productivity, totaled 289 at year-end 1995, a 15% increase over 1994 and 55% higher than four years ago, excluding properties sold.

By the end of 1995, GTE's Telephone Operations had reduced its U.S. workforce to approximately 64,000 employees, a 25% decline from four years ago. Since the re-engineering program began two years ago, the workforce has been reduced by over 12,000 employees and contractors. A further workforce reduction of approximately 5,000, bringing the total to 17,000, is expected to be substantially completed by the end of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses rose slightly to $3.7 billion in 1995. The growth in operating costs, particularly in cellular services, was substantially offset by ongoing cost containment and reduction programs, which have been implemented across all business units.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 7% to $3.7 billion in 1995 compared with $3.4 billion in 1994. The increase reflects the expansion of the telephone network to meet demand for additional lines, enhanced calling features and switched data services and to continue the deployment of enabling technologies for broadband services. The mobile-cellular network was also expanded to provide significantly higher capacity and improve service quality.

OTHER INCOME AND EXPENSE

Other income and expense is comprised primarily of gains on sale of properties, minority interests and earnings of unconsolidated subsidiaries, which include cellular partnerships, and international ventures. In 1995 GTE reported other expense of $5 million compared with other income of $280 million in 1994. Results in 1994 included $264 million of gains on sales of nonstrategic telephone properties compared with $16 million in 1995.

During 1995, difficult economic conditions continued in Venezuela, which significantly affected CANTV, the Venezuelan telephone company that is 20.4% owned and operated by GTE. The weak economy, combined with currency controls that began in mid-1994, limited CANTV's access to international banking and capital markets during most of 1995. However, in September 1995, CANTV and a group of creditors completed the refinancing of approximately $1 billion of CANTV's obligations. As a result, investments in the expansion and modernization of Venezuela's telecommunications system have continued. These investments, along with an overall reduction in debt, were funded by operating cash flow.

Due to the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by its ability to increase tariffs. CANTV operates under a Concession Agreement with the Venezuelan government that provides, among other things, for quarterly tariff increases based on previous rates of inflation in Venezuela. In 1995, CANTV successfully obtained tariff increases that mitigated the effects of high local inflation and improved its operating margins when compared with 1994. CANTV believes that it can continue to obtain tariff increases in 1996.

Because of the difficult economic conditions, CANTV made only a relatively small contribution to GTE's 1995 earnings. The network modernization program continued to produce excellent results in service quality and productivity. Residential customer satisfaction has doubled to 80% and productivity, as measured by lines per employee, has increased 75% since the GTE led consortium began operations in late 1991. CANTV's cumulative mandates under the Concession Agreement to expand, modernize and improve the telephone network have been met or exceeded.

In December 1995, the Venezuelan government devalued the local currency by 71%. However, due to the mix of local currency and U.S. dollar denominated assets and liabilities, the devaluation did not have a significant impact on GTE's results. GTE believes these economic difficulties are temporary and will be corrected, and continues to view its interest in CANTV as an excellent long-term investment.

REGULATORY AND COMPETITIVE TRENDS

Significant regulatory and legislative developments during 1995 and early 1996 opened various sectors of the telecommunications marketplace to greater levels of competition.

In February 1996, federal telecommunications reform legislation was signed into law -- addressing a wide range of competitive and regulatory issues that will affect the future development of local and long-distance services, cable television and information services.

The Telecommunications Act of 1996 overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long-distance and cable companies to go head-to-head in offering voice, video and information services.

The new law also sets guidelines to open local-exchange markets, loosens restrictions barring local telephone companies from entering the cable market, preserves universal service while equalizing the responsibility for contribution among all carriers, and lifts controls on cable prices.

A key provision of the law also eliminates the legal restraints of the GTE Consent Decree which has kept GTE's telephone operating companies from providing interLATA services. This action will simplify GTE's ability to market local and interLATA services to customers. GTE plans to offer interLATA services early in 1996.

Another key aspect of the federal legislation requires local telephone companies to allow customers to pre-subscribe to a specific carrier to handle their intraLATA calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. This action will significantly increase competition in that market.

An order issued by the CPUC that became effective on January 1, 1995 authorized toll competition, without pre-subscription in California. The order also provided for rate rebalancing with significant rate reductions for toll services while increasing local service rates closer to the actual cost of providing such service. As expected, the net effect on GTE of the implementation of this order was a decrease of approximately $220 million on revenues in California for 1995 and a loss of approximately 10% of its toll market share.

During 1995 the CPUC accelerated the issuance of regulations that facilitated competition in local markets beginning in January 1996. Several carriers have already received approval to enter local markets. GTE and the other major local-exchange carrier in California will also be able to provide local service in each other's territory.

In addition to California, several other state legislatures have enacted laws favoring competition, which will open the local-exchange market and free existing local-exchange carriers from rate-of-return pricing restrictions. In Florida, legislation was enacted removing an earnings cap beginning in

January 1996 concurrent with the opening of the local-exchange market to competition. In Texas, GTE agreed to a six-year price plan while opening the local-exchange market to competition. This plan removes an earnings cap, establishes a universal service mechanism, and requires certain capital spending levels to provide enhanced service capabilities. During 1995 several other states began to consider opening the local-exchange market to competition and associated issues involved in interconnection arrangements, universal service and other issues.

As of the beginning of 1996 approximately 60% of GTE's domestic access lines no longer operate under traditional rate-of-return regulations and have adopted incentive regulation plans for intrastate service.

Interstate access prices charged to interexchange carriers are based on an annual price cap filing with the Federal Communications Commission (FCC), which is effective in July of each year. The pricing formulas allow a local- exchange carrier to select higher productivity factors, which reduce prices, in return for reducing or eliminating a rate-of-return cap. GTE selected a 4% productivity factor in jurisdictions representing approximately half of its access lines and a 5.3% factor for others. The jurisdictions that have a 5.3% productivity factor do not have an earnings ceiling. The other jurisdictions require 50% sharing with customers for returns between 12.25% and 13.25% and a 100% refund for returns in excess of this range. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Internationally, the pace of regulatory and competitive change has also accelerated. In Canada, the Canadian Radio-television and Telecommunications Commission, the telecommunications regulatory authority, issued an order opening the market for toll services to full competition. To meet this competition, GTE has implemented aggressive marketing of customer services and technologically advanced product service offerings to minimize loss of market share. In addition, cost saving efforts through planned workforce reductions are being implemented. In the Dominican Republic competitive pressures for international and local toll traffic have begun to impact revenues and operating margins. However, government-approved local rate increases as well as the implementation of productivity improvement programs are expected to offset the impact of competition.

These recent legislative, judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends and broaden competition. In virtually all aspects of their businesses, GTE's wireline and wireless operations face increasing competition from numerous sources, including interexchange carriers, competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network, and wireless communications providers. Competition from local- exchange carriers, interexchange carriers, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

GTE supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

GTE INITIATIVES

In 1995, GTE continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

During 1995, GTE continued the implementation of the $1.4 billion re-engineering program for its U.S. Telephone Operations. Since the program began in 1994, 258 work centers have been consolidated to 58 and the company's workforce has been reduced by more than 12,000. Costs of $858 million have been charged to the restructuring reserve -- $585 million related to customer service processes, $103 million related to administrative processes and $170 million related to the consolidation of facilities. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with the workforce reductions. The continued implementation of this program positions GTE to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In May 1995, the FCC approved GTE's applications to construct new fiber-optic and coaxial-cable video networks in Ventura County, Calif., and Pasco and Pinellas Counties, Fla. GTE expects to begin delivery of video services to customers during 1996.

In August 1995, GTE signed a definitive agreement to join The Walt Disney Company, Ameritech Corporation, BellSouth Corporation and SBC Communications, Inc. as an equal partner in americast,(TM) a venture designed to provide video programming and interactive services for millions of American households. GTE's involvement strengthens the venture by increasing its combined reach from 50 million to 68 million access lines in 33 states.

GTE and its three other telecommunications partners will distribute, through their local broadband networks, video programming developed by The Walt Disney Company. In addition, GTE will invest in the necessary equipment to deliver programming to its customers. These activities will strengthen GTE's existing activities in video. GTE Interactive Media and GTE mainStreet give GTE the ability to develop, market, publish and distribute video games and interactive programs as well as explore new technologies.

In late 1995, GTE entered the Internet access business. Initially the service will be targeted to schools, universities and business customers. GTE.net, a first step, paves the way for a nationwide data-network infrastructure, allowing GTE to enter new markets and to develop new products and services.

In March 1995, GTE acquired the Seattle, Atlanta and Cincinnati markets for wireless PCS through an auction by the FCC for 1.8 GHz broadband spectrum licenses. Once construction of the network is complete, this will provide GTE with new market coverage and create a more complete "footprint" in several large markets. The Seattle market, already served by GTE wireline service, will be enhanced with wireless offerings, enabling GTE to provide a full bundle of communication services to consumers. The new spectrum in Atlanta and Cincinnati will allow GTE to build on its cluster strategy and to expand an already strong cellular presence.

To capitalize on opportunities for long-term profitable growth, GTE is actively pursuing expansion of its international operations. Specifically, GTE has formed an alliance in Mexico to pursue opportunities when Mexico's telecommunications market opens to competition in 1997. The alliance intends to provide national and international long-distance services.

In China, GTE has formed an alliance with China United Telecommunication Corporation for various projects relating to the development of China's second telecommunications network. Additionally in 1996, GTE established a joint venture with a leading Chinese wireless telecommunications operator. GTE will initially invest approximately $28 million, which will be used to design, build and install wireless networks, provide training and offer technical consulting. The venture's first project is to support a wireless paging system that will eventually encompass 25 cities, including Beijing.

Early in 1995, GTE, as leader of the CTI consortium, completed the construction of a network to provide wireless service to most of Argentina. CTI ended 1995 with over 100,000 customers served by the network. Long-term financing was arranged for CTI in late 1995.

CAPITAL INVESTMENT,
RESOURCES AND LIQUIDITY

RETURN ON EQUITY

GTE's return on average common equity was 23.2% in 1995 compared with 23.3% in 1994, before considering the extraordinary charges in 1995 and the gains on the sales of certain nonstrategic domestic local-exchange telephone properties in both years.

CAPITALIZATION

GTE targets a capital structure and overall credit position that is appropriate for an "A" rated company. This allows GTE's shareholders to enjoy the benefits of reasonable financial leverage, while also protecting debtholder interests and ensuring ready access to the capital markets. During 1995, GTE announced plans to repurchase up to 20 million shares of its currently issued common stock from time to time, depending on market conditions. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. At the end of 1995, 3.6 million shares had been repurchased under this program.

Total equity as a percentage of total capitalization was 37.9% at the end of 1995 compared with 46.2% in 1994, primarily reflecting the impact of the extraordinary charges recorded at the end of 1995. Excluding the extraordinary charges, total equity would have been 48.1% of total capitalization at the end of 1995.

CASH FLOW

GTE's cash flow from operations increased from $4.7 billion in 1994 to $5.0 billion in 1995, reflecting improved operating results as well as lower tax payments from nonstrategic property sales and the completion of a major government telecommunications contract last year.

During 1995, GTE invested approximately $350 million to acquire PCS licenses during the FCC's auction process, as well as approximately $250 million to acquire the remaining 10% ownership of Contel Cellular Inc. that GTE did not already own.

At the end of 1995, GTE redeemed, in advance of scheduled maturity, $932 million of its telephone operating subsidiaries' high-coupon debt issues and 12 series of preferred stock totaling $71 million. The refinancing of the high-coupon debt and preferred stock will be completed during 1996.

Capital expenditures totaled $4.0 billion in 1995, about 4% below the level of expenditures in 1994. The declining requirements for conversion to digital switching systems offset expansion and enhancements of the cellular network, as well as investments in fiber optics and other enabling technologies for broadband services. In 1996, capital expenditures are expected to increase slightly for the deployment of broadband video networks in California and Florida, buildout of the new wireless PCS networks and other requirements for new revenue growth initiatives and expanded service capabilities. In 1996, GTE expects to fund dividends and the capital requirements for its businesses substantially with cash from operations. However, GTE's strong financial position allows ready access to worldwide capital markets for any additional requirements.

FORWARD-LOOKING STATEMENTS

GTE has projected earnings-per-share growth of not less than 10% for the foreseeable future. GTE has also projected that revenue will grow by a range of 6% to 8%. In addition, GTE expects net income from existing international operations to double in the next five years.

RISK FACTORS

GTE's forward-looking statements are based on a series of projections and estimates regarding the economy and the telecommunications industry in general and on key performance indicators which impact the company directly. The projections and estimates regarding the telecommunications industry relate to pricing of services, the effects of competition and the success of new products and services and new businesses such as long distance.

Key performance indicators that have a direct bearing on GTE's ability to attain these projections include continuing annual growth in: telephone access lines and minutes of use; cellular volume and customers; and new and nontraditional revenues at levels that meet internal forecasts. Also, in developing its forward-looking statements, GTE has made certain assumptions relating to productivity improvements and the outcome of various commercial, legal and regulatory proceedings and lack of disruption to its markets.

If GTE's actual performance differs materially from its projections and estimates regarding the economy, the telecommunications industry and key performance indicators, GTE's actual results could vary significantly from the performance projected in the forward-looking statements.

Item 8.       Financial Statements and Supplementary Data.

              Reference is made to the financial statements included elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant as of December 31, 1995 (a).


                            EXECUTIVE OFFICERS OF GTE
                            -------------------------

                                                                                      DATE ASSUMED
         NAME(b)                          TITLE                            AGE      PRESENT POSITION
         -------                          -----                            ---      ----------------

Charles R. Lee               Chairman and Chief Executive Officer          56          May 1992

Kent B. Foster               President                                     52          June 1995

Michael T. Masin (c)         Vice Chairman and President - International   51          June 1995

William P. Barr (d)          Senior Vice President and General Counsel     45          July 1994

Robert C. Calafell           Senior Vice President - Corporate Planning
                               and Development                             54          March 1995

Armen Der Marderosian        Senior Vice President - Technology
                               and Systems                                 58          July 1995

J. Michael Kelly (e)         Senior Vice President - Finance               39          February 1994

J. Randall MacDonald         Senior Vice President - Human Resources
                               and Administration                          47          March 1995

Dan J. Cohrs (f)             Vice President and Treasurer                  43          August 1995

Geoffrey C. Gould (g)        Vice President - Government and
                               Federal Regulatory Affairs                  43          January 1995

John P. Z. Kent              Vice President - Taxes                        55          July 1989

Lawrence R. Whitman          Vice President and Controller                 44          April 1995

Patricia D. Yoder (h)        Vice President - Public Affairs and           56          October 1995
                               Communications

Marianne Drost               Secretary                                     46          August 1985


---------------
(a) Reference is made to pages 20 to 25 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 17, 1996, which is incorporated herein by reference, for information concerning directors of GTE.

(b) With the exception of Michael T. Masin, William P. Barr, J. Michael Kelly, Dan J. Cohrs, Geoffrey C. Gould and Patricia D. Yoder, each of the officers named has been employed by GTE or a GTE subsidiary for more than five years.

(c) Mr. Masin joined GTE as Vice Chairman effective October 20, 1993. He was also elected President - International on June 30, 1995. He had been a director of GTE since 1989. Prior to joining GTE as Vice Chairman, he was the Managing Partner of the New York Office of O'Melveny & Myers and Co-chair of the firm's international practice group. Mr. Masin joined the firm in 1969 and became a partner in 1977.

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

(f) Mr. Cohrs was elected Vice President and Treasurer on August 3, 1995. He had been Assistant Treasurer - Capital Markets of GTE Service Corporation since June 1993. Prior to joining GTE, he had been Vice President - International Finance for Northwest Airlines ("Northwest") in Tokyo, and before that was Northwest's Vice President - Capital Markets.

(g) Mr. Gould was elected Vice President - Government and Federal Regulatory Affairs on January 31, 1995. He joined GTE from Contel and was elected Vice President-Merger Integration, Telephone Operations Group, effective March 14, 1991. He became Vice President - Regulatory and Government Affairs, Telephone Operations Group, in 1992. Prior to joining GTE he had been President of Contel's Western Region in Bakersfield, California.

(h) Ms. Yoder was elected Vice President - Public Affairs and Communications effective October 16, 1995. She joined GTE from General Electric Capital Services in Stamford, Connecticut where she had served as Vice President and Manager - Corporate Public Relations and Advertising since 1991.

Item 11.        Executive Compensation.

                See pages 6 to 17 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 17, 1996, which is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

                See pages 18 and 19 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 17, 1996, which is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions.

                See page 18 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 17, 1996, which is incorporated herein by reference.

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

               2.    Financial Statement Schedules:

                     Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1995 - 1993 (as required):

                           II - Valuation and Qualifying Accounts

               Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

               3.    Exhibits:

                          See "Index of Exhibits" included elsewhere herein.

         (b) GTE filed a report on Form 8-K dated November 9, 1995, under Item 5, "Other Events." Financial information was filed with this report. In addition, GTE filed a report on Form 8-K dated November 17, 1995, under Item 5, "Other Events." No financial information was filed with this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GTE CORPORATION
                                          -----------------------------------
                                                  (Registrant)

                                      By       Lawrence R. Whitman
                                          -----------------------------------
                                              (Lawrence R. Whitman)
                                           Vice President and Controller

Date  March 5, 1996
      -------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)  Principal executive officer:

Date  March 5, 1996                    By         Charles R. Lee
      -------------                       -----------------------------------
                                                 (Charles R. Lee)
                                             Chairman of the Board and
                                              Chief Executive Officer

(2)  Principal financial officer:

Date  March 5, 1996                    By       J. Michael Kelly
      -------------                       -----------------------------------
                                               (J. Michael Kelly)
                                          Senior Vice President - Finance

(3)  Principal accounting officer:

Date  March 5, 1996                   By        Lawrence R. Whitman
      -------------                       -----------------------------------
                                               (Lawrence R. Whitman)
                                           Vice President and Controller

(4)  Directors:

Date  March 5, 1996                     By         Edwin L. Artzt
      -------------                       -----------------------------------
                                             (Edwin L. Artzt - Director)


Date  March 5, 1996                     By        James R. Barker
      -------------                       -----------------------------------
                                             (James R. Barker - Director)


Date  March 5, 1996                     By        Edward H. Budd
      -------------                       -----------------------------------
                                             (Edward H. Budd - Director)


Date  March 5, 1996                     By       Robert F. Daniell
      -------------                       -----------------------------------
                                            (Robert F. Daniell - Director)

Date  March 5, 1996                     By         Kent B. Foster
      -------------                       -----------------------------------
                                             (Kent B. Foster - Director)


Date  March 5, 1996                     By        James L. Johnson
      -------------                       -----------------------------------
                                            (James L. Johnson - Director)

Date  March 5, 1996                     By        Richard W. Jones
      -------------                       -----------------------------------
                                            (Richard W. Jones - Director)

Date  March 5, 1996                     By        James L. Ketelsen
      -------------                       -----------------------------------
                                            (James L. Ketelsen - Director)

Date  March 5, 1996                     By         Charles R. Lee
      -------------                       -----------------------------------
                                             (Charles R. Lee - Director)


Date  March 5, 1996                     By         Michael T. Masin
      -------------                       -----------------------------------
                                            (Michael T. Masin - Director)


Date  March 5, 1996                     By          Sandra O. Moose
      -------------                       -----------------------------------
                                             (Sandra O. Moose - Director)


Date  March 5, 1996                     By         Russell E. Palmer
      -------------                       -----------------------------------
                                            (Russell E. Palmer - Director)

(4)  Directors:

Date  March 5, 1996                     By         Howard Sloan
      -------------                       -----------------------------------
                                              (Howard Sloan - Director)

Date  March 5, 1996                     By       Robert D. Storey
      -------------                       -----------------------------------
                                            (Robert D. Storey - Director)

                                                            FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                        GTE CORPORATION AND SUBSIDIARIES

                                                              Years Ended December 31
(Millions of Dollars, Except
Per-Share Amounts)                                     1995            1994            1993
---------------------------------------------------------------------------------------------
REVENUES AND SALES
Local services ..............................        $ 5,839         $ 5,234         $ 5,159
Network access services .....................          4,363           4,348           4,398
Toll services ...............................          2,548           3,285           3,321
Cellular services ...........................          2,191           1,666           1,178
Directory services ..........................          1,383           1,372           1,438
Other services and sales ....................          3,633           3,623           3,838
---------------------------------------------------------------------------------------------
        Total revenues and sales ............         19,957          19,528          19,332
---------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Cost of services and sales ..................          7,537           7,677           7,848
Selling, general and administrative .........          3,689           3,667           3,817
Depreciation and amortization ...............          3,675           3,432           3,419
Restructuring ...............................             --              --           1,840
---------------------------------------------------------------------------------------------
        Total operating costs and expenses ..         14,901          14,776          16,924
---------------------------------------------------------------------------------------------
OPERATING INCOME ............................          5,056           4,752           2,408

OTHER (INCOME) EXPENSE
Interest -- net .............................          1,047           1,059           1,197
Other -- net ................................              5            (280)           (329)
---------------------------------------------------------------------------------------------
Income before income taxes ..................          4,004           3,973           1,540
Income taxes ................................          1,466           1,532             568
---------------------------------------------------------------------------------------------
Income before extraordinary charges .........          2,538           2,441             972
Extraordinary charges .......................         (4,682)             --             (90)
---------------------------------------------------------------------------------------------
NET INCOME (LOSS) ...........................        $(2,144)        $ 2,441         $   882
=============================================================================================
EARNINGS (LOSS) PER COMMON SHARE
Before extraordinary charges ................        $  2.62         $  2.55         $  1.03
Extraordinary charges .......................          (4.83)             --            (.10)
---------------------------------------------------------------------------------------------
NET INCOME (LOSS) ...........................        $ (2.21)        $  2.55         $   .93
=============================================================================================
Average common shares outstanding
  (in millions) .............................            970             958             945
=============================================================================================

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        GTE CORPORATION AND SUBSIDIARIES

                                                                     December 31
(Millions of Dollars)                                            1995           1994
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and temporary investments ........................        $   332         $   323
Receivables, less allowances of $263 and $207 .........          4,227           4,022
Inventories and supplies ..............................            719             676
Deferred income tax benefits ..........................            330             321
Other .................................................            284             292
--------------------------------------------------------------------------------------
   Total current assets ...............................          5,892           5,634
--------------------------------------------------------------------------------------
Property, plant and equipment, net ....................         22,437          29,328
Employee benefit plans ................................          3,058           2,529
Franchises, goodwill and other intangibles ............          2,765           2,149
Investments in unconsolidated companies ...............          1,745           1,551
Other assets ..........................................          1,122           1,309
--------------------------------------------------------------------------------------
   Total assets .......................................        $37,019         $42,500
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term obligations, including current maturities ..        $ 2,156         $ 2,042
Accounts payable and accrued expenses .................          3,858           4,010
Taxes payable .........................................            890             871
Accrued restructuring costs ...........................            512             436
Dividends payable .....................................            476             472
Other .................................................            420             390
--------------------------------------------------------------------------------------
   Total current liabilities ..........................          8,312           8,221
--------------------------------------------------------------------------------------
Long-term debt ........................................         12,744          12,163
Employee benefit plans ................................          4,638           4,651
Deferred income taxes .................................          1,203           3,522
Minority interests in equity of subsidiaries ..........          2,230           1,658
Other liabilities .....................................          1,021           1,729
--------------------------------------------------------------------------------------
   Total liabilities ..................................         30,148          31,944
--------------------------------------------------------------------------------------
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION ......             --              73
--------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock .......................................             --              10
Common stock -- shares issued 977,483,844
   and 965,084,925 ....................................             49              48
Additional paid-in capital ............................          8,049           7,627
Retained earnings (deficit) ...........................           (534)          3,422
Guaranteed ESOP obligations ...........................           (603)           (624)
Treasury stock -- 2,423,284 shares in 1995, at cost ...            (90)             --
--------------------------------------------------------------------------------------
   Total shareholders' equity .........................          6,871          10,483
--------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity .........        $37,019         $42,500
======================================================================================

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        GTE CORPORATION AND SUBSIDIARIES

                                                                                               Years Ended December 31
(Millions of Dollars)                                                                      1995            1994            1993
--------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Income before extraordinary charges .............................................        $ 2,538         $ 2,441         $   972
Adjustments to reconcile income before
  extraordinary charges  to net cash from operations:
   Depreciation and amortization ................................................          3,675           3,432           3,419
   Deferred income taxes ........................................................            484             248            (864)
   Restructuring costs ..........................................................             --              --           1,840
   Changes in current assets and current liabilities, excluding the effects of acquisitions and dispositions:
         Receivables -- net .....................................................           (561)           (554)           (706)
         Other current assets ...................................................            (92)             (4)            168
         Accrued taxes and interest .............................................            (25)           (209)            465
         Other current liabilities ..............................................           (598)           (262)             60
   Other -- net .................................................................           (388)           (352)             19
--------------------------------------------------------------------------------------------------------------------------------
      Net cash from operations ..................................................          5,033           4,740           5,373
--------------------------------------------------------------------------------------------------------------------------------

INVESTING
Capital expenditures ............................................................         (4,034)         (4,192)         (3,893)
Acquisitions and investments ....................................................           (798)           (244)            (46)
Proceeds from sales of assets ...................................................            314           1,163           2,267
Other -- net ....................................................................             17               4             (66)
--------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing ................................................         (4,501)         (3,269)         (1,738)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING
Common stock issued .............................................................            385             422             383
Purchase of treasury stock ......................................................           (133)             --              --
Dividends .......................................................................         (1,827)         (1,806)         (1,744)
Long-term debt and preferred securities issued ..................................          1,098           2,345           2,325
Long-term debt and preferred securities retired .................................         (1,553)         (1,178)         (4,539)
Increase (decrease) in short-term obligations, excluding
   current maturities ...........................................................          1,529          (1,278)              7
Other -- net ....................................................................            (22)             25             (99)
--------------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing ................................................           (523)         (1,470)         (3,667)
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary investments ...........................              9               1             (32)
Cash and temporary investments
   Beginning of year ............................................................            323             322             354
--------------------------------------------------------------------------------------------------------------------------------
   End of year ..................................................................        $   332         $   323         $   322
================================================================================================================================

CASH  PAID DURING THE YEAR FOR
   Interest .....................................................................        $ 1,133         $ 1,084         $ 1,373
   Income taxes .................................................................            985           1,598             880
================================================================================================================================

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        GTE CORPORATION AND SUBSIDIARIES

                                                                          Additional  Retained    Guaranteed
                                                     Preferred   Common    Paid-in    Earnings       ESOP      Treasury
   (Millions of Dollars)                               Stock     Stock     Capital    (Deficit)   Obligations    Stock     Total
---------------------------------------------------------------------------------------------------------------------------------

   SHAREHOLDERS' EQUITY,
   DECEMBER 31, 1992...........................        $  112       $47      $7,134    $ 3,621      $(657)      $(181)    $10,076
   Net income..................................                                            882                                882
   Dividends declared..........................                                         (1,748)                            (1,748)
   Common stock issued under employee and
   shareholder plans (6,614,705 shares)........                       1         201                                           202
   Treasury stock issued (5,616,851 shares)....                                                                   181         181
   Other.......................................            (1)                  (26)        14         13                      --
---------------------------------------------------------------------------------------------------------------------------------
   SHAREHOLDERS' EQUITY,
   DECEMBER 31, 1993...........................           111        48       7,309      2,769       (644)         --       9,593
   Net income..................................                                          2,441                              2,441
   Dividends declared..........................                                         (1,800)                            (1,800)
   Common stock issued under employee and
   shareholder plans (13,323,033 shares).......                                 395                                           395
   Retirement of preferred stock (4,000,000
    shares)....................................          (100)                                                               (100)
   Other.......................................            (1)                  (77)        12         20                     (46)
---------------------------------------------------------------------------------------------------------------------------------
   SHAREHOLDERS' EQUITY,
   DECEMBER 31, 1994...........................            10        48       7,627      3,422       (624)         --      10,483
   Net loss....................................                                         (2,144)                            (2,144)
   Dividends declared..........................                                         (1,824)                            (1,824)
   Common stock issued under employee and
   shareholder plans (12,398,919 shares).......                       1         369                                           370
   Purchase of treasury stock (3,589,200
    shares)....................................                                                                  (133)       (133)
   Treasury stock issued (1,165,916 shares)....                                                                    43          43
   Retirement of preferred stock (265,895
    shares)....................................           (10)                                                                (10)
   Other.......................................                                  53         12         21                      86
---------------------------------------------------------------------------------------------------------------------------------
   SHAREHOLDERS' EQUITY,
   DECEMBER 31, 1995...........................      $     --       $49      $8,049    $  (534)     $(603)      $ (90)    $ 6,871
=================================================================================================================================


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        GTE CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
GTE Corporation and subsidiaries (GTE) is the largest U.S.-based local telephone company. GTE's domestic and international operations serve 24.1 million access lines in the United States, Canada, the Dominican Republic and Venezuela. Domestically, GTE is a leading mobile-cellular operator with the potential of serving 67 million cellular and personal communications service customers. Outside the United States, GTE operates mobile-cellular networks serving some 15 million POPs through affiliates in Canada, the Dominican Republic, Venezuela and Argentina. GTE is also a leader in government and defense communications systems and equipment, aircraft-passenger telecommunications, directories and telecommunications-based information services and systems.

BASIS OF PRESENTATION
GTE prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

     The consolidated financial statements of GTE include the accounts of all majority-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in 20%-50% owned companies are accounted for on the equity basis. Investments of less than 20% are generally accounted for on the cost basis.

     GTE's telephone subsidiaries discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see
Note 2). The 1995 financial statement presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, intercompany sales and related costs of materials and equipment to regulated telephone operations have been eliminated. In addition, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.

REVENUE RECOGNITION
Revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are accounted for using the percentage of completion method, with revenues recognized in the proportion that costs incurred bear to the estimated total costs at completion. Expected losses on such contracts, if any, are charged to income currently.

DEPRECIATION AND AMORTIZATION
GTE's telephone subsidiaries have historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, GTE's telephone subsidiaries will provide for depreciation on a straight-line basis over the estimated economic lives of their assets (see Note 2). All other subsidiaries provide for depreciation over the estimated economic lives of assets using the straight-line method.

     Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less. Amortization expense for consolidated subsidiaries was $87 million, $71 million and $83 million in 1995-93, respectively. Accumulated amortization was $404 million and $319 million at December 31, 1995 and 1994, respectively.

     Goodwill resulting from investments in unconsolidated subsidiaries is also amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.

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

EMPLOYEE BENEFIT PLANS
Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES
Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

     Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating approximately $381 million at December 31, 1995, as such earnings are expected to be permanently reinvested in those companies.

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

CASH AND TEMPORARY INVESTMENTS
Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

INVENTORIES AND SUPPLIES
Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, GTE has used a methodology similar to FAS 121 in determining the amount of an impairment. Accordingly, the issuance of FAS 121 will not have a significant impact on GTE's consolidated financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, GTE will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact GTE's consolidated financial statements.


2. EXTRAORDINARY CHARGES

In response to recently enacted and pending legislation and the increasingly competitive environment in which GTE's telephone subsidiaries expect to operate, GTE discontinued the use of FAS 71 in the fourth quarter of 1995. During 1995, 10 states in which GTE's telephone subsidiaries operate, including California, Florida and Texas, passed or initiated legislation allowing local competition. Furthermore, there has been a shift in the manner in which GTE's telephone subsidiaries are regulated; at the beginning of 1996, approximately 70% of GTE's domestic telephone service revenues were subject to alternative forms of regulation.

     In general, FAS 71 required GTE's telephone subsidiaries to depreciate their telephone plant and equipment over lives approved by regulators that, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of GTE's assets, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

     As a result of the decision to discontinue FAS 71, GTE recorded a noncash, after-tax extraordinary charge of $4.6 billion (net of tax benefits of $2.8 billion), or $4.79 per share, in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment of GTE's domestic telephone subsidiaries through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives.

     In addition to the one-time charge, GTE, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuation of FAS 71:

                                                       Depreciable Lives
Asset Category                                      Before           After
--------------------------------------------------------------------------------
Copper .........................................     20-30            15
Switching ......................................     17-19            10
Circuit ........................................     11-13             8
Fiber ..........................................     25-30            20

     In addition, during 1995, GTE redeemed, prior to their stated maturity, 12 series of its preferred stock totaling $71 million and $932 million of its telephone operating subsidiaries' long-term debt. These redemptions resulted in an after-tax extraordinary charge of $41 million (net of tax benefits of $21 million), or $.04 per share.

     During 1993, GTE redeemed, prior to scheduled maturity, $2.1 billion of high-coupon first-mortgage bonds of five of its telephone subsidiaries. These redemptions resulted in an after-tax extraordinary charge of $90 million (net of tax benefits of $53 million), or $.10 per share.


3. INVESTMENTS IN UNCONSOLIDATED COMPANIES

GTE's investments in unconsolidated subsidiaries include its investment in Compania Anonima Nacional Telefonos de Venezuela (CANTV) and Compania de Telefonos del Interior (CTI), as well as its investments in cellular partnerships in the United States and other international investments.

     GTE has a 20.4% ownership interest in CANTV, the Venezuelan telephone company. CANTV is the primary provider for local, national long-distance and international long-distance telephone service in Venezuela. CANTV also provides other telecommunication and related services, including cellular telephone and directory advertising services. At December 31, 1995 and 1994, GTE had an investment in CANTV of $1.2 billion and $1.1 billion, including $758 million and $779 million of goodwill, respectively.

     In early 1994, CTI, an international consortium, was awarded two licenses to provide cellular services in the north and south interior regions of Argentina. GTE has a 25.5% ownership interest in CTI. At December 31, 1995 and 1994, GTE had an investment in CTI of $88 million and $77 million and guaranteed $109 million of its debt at December 31, 1995.

     Other investments in unconsolidated subsidiaries, primarily cellular partnerships, were $461 million and $340 million at December 31, 1995 and 1994, including $24 million and $25 million of goodwill, respectively.


4. RESTRUCTURING COSTS

Results for 1993 include one-time restructuring costs of $1.8 billion, which reduced net income by $1.2 billion, or $1.22 per share. These restructuring costs relate primarily to Telephone Operations' plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $900 million to re-engineer customer service processes and $300 million to re-engineer administrative processes. The restructuring costs also include $170 million to consolidate facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.

     Since the inception of the plan, 258 work centers have been consolidated to 58 and workforce reductions of approximately 12,000 have occurred. Costs of $858 million have been incurred since the plan's inception, including $585 million related to customer service processes, $103 million related to administration processes and $170 million related to the consolidation of facilities and operations. These expenditures were primarily associated with the closure and relocation of the various centers, software enhancements and separation benefits related to employee reductions.

     The 1993 restructuring charge also included a $400 million reduction in the carrying value of the satellite communication assets of GTE Spacenet (Spacenet) and certain other assets to estimated net realizable value. During 1994, GTE sold Spacenet at a price that approximated its book value.


5. PROPERTY REPOSITIONING AND DISCONTINUED OPERATIONS

During 1994, GTE substantially completed its plan to pursue the sale or exchange of nonstrategic domestic local-exchange telephone properties in markets that may be of greater long-term strategic value to other telephone service providers. Telephone properties serving 448,000 access lines in nine states were sold for $900 million in cash. During 1993, GTE sold telephone properties serving 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash.

     The consolidated statements of income for the years ended December 31, 1994 and 1993 include the results of operations, through the date of sale, of Spacenet and the telephone properties sold during 1994 and 1993. For comparability, the following table includes pro forma adjustments to remove the operating results of Spacenet and the telephone properties sold. In addition, the table has been adjusted to exclude the 1993 impact of the one-time restructuring costs described in Note 4 and a pre-tax charge of $74 million associated with voluntary separation programs offered during 1993 by Telephone Operations to its domestic workforce:

(Millions of Dollars)                        1995          1994           1993
--------------------------------------------------------------------------------
Revenues and sales ................        $19,957        $19,191        $18,472
Operating income ..................          5,056          4,700          4,246

     As a result of these transactions, GTE recorded pre-tax gains in 1994 and 1993 of $264 million and $168 million, respectively. In addition, during 1995, GTE sold approximately 10,000 access lines for $30 million in cash, resulting in a pre-tax gain of $16 million. These gains are included in "Other--net" in the accompanying consolidated statements of income.

     In January 1993, GTE sold its previously discontinued worldwide Electrical Products Group. The aggregate sales price, which included the assumption of debt, totaled approximately $1.2 billion.


6. SHAREHOLDERS' EQUITY

PREFERRED STOCK
During 1995, GTE retired prior to stated maturity, its non-redeemable preferred stock of approximately $10 million (see Note 2). Preferred stock had voting rights generally on an equal basis with common stock.
Dividends were cumulative on all preferred stock.

COMMON STOCK
The authorized common stock of GTE at December 31, 1995 consisted of two billion shares with a par value of $.05 per share. In August 1995, GTE's Board of Directors authorized repurchasing up to 20 million shares of GTE common stock in the open market or in privately negotiated transactions. The repurchase of shares will occur from time to time through year-end 1996, depending on market conditions. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs.

ADDITIONAL PAID-IN CAPITAL
Additional paid-in capital includes the cumulative foreign currency translation adjustment of ($192) million, ($207) million and ($168) million at December 31, 1995-93, respectively, and the cumulative unrealized gains (losses) on investments in debt and equity securities of $20 million, ($22) million and $16 million at December 31, 1995-93, respectively.


7. STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

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

     The following table summarizes stock option activity during each of the last three years:

(Number of Options in Thousands)                   Stock Options   Average Price
--------------------------------------------------------------------------------
Balance, December 31, 1992 .................             7,728            $27.88
   Options granted .........................             1,989             35.24
   Options exercised .......................            (1,195)            23.99
   Options cancelled or forfeited ..........               (50)            23.21
                                                        ------------------------

Balance, December 31, 1993 .................             8,472             30.19
   Options granted .........................             4,118             32.53
   Options exercised .......................              (173)            25.09
   Options cancelled or forfeited ..........              (153)            33.12
                                                        ------------------------

Balance, December 31, 1994 .................            12,264             31.01
   Options granted .........................             5,728             33.54
   Options exercised .......................            (2,375)            29.17
   Options cancelled or forfeited ..........              (183)            33.16
                                                        ------------------------

BALANCE, DECEMBER 31, 1995 .................            15,434            $32.21
================================================================================

     At December 31, 1995, 6.9 million options were exercisable.

SHAREHOLDER RIGHTS PLAN
GTE maintains a shareholder rights plan. Under the original provisions of this plan, a right to purchase one one-thousandth of a share of series A participating no par preferred stock for $200 (a "Right") was granted for each outstanding share of GTE common stock. As a result of a two-for-one stock split effected after the adoption of the plan, each share of GTE common stock is currently entitled to one-half of a Right. The Rights become exercisable only if a person or group, without GTE's prior consent, (i) acquires or commences a tender or exchange offer for 20% or more of GTE common stock, or (ii) acquires 10% or more of GTE common stock and executes an agreement with GTE to effect a merger or other business combination. The Rights have certain anti-takeover effects. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire GTE on terms not approved by GTE's Board of Directors. The Rights may be redeemed by GTE at a price of $.01 per right, at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on December 7, 1999.


8. MINORITY INTERESTS

Minority interests in equity of subsidiaries includes the following:

(Millions of Dollars)                                            1995          1994
------------------------------------------------------------------------------------
Minority interests in consolidated subsidiaries:
   BC TEL (50.7% GTE ownership) ........................        $  721        $  659
   Quebec Telephone (50.3% GTE ownership) ..............            81            79
   Cellular partnerships and other .....................           117           114
Preferred securities issued by subsidiaries ............         1,311           806
                                                                --------------------
   Total minority interests in equity of subsidiaries ..        $2,230        $1,658
====================================================================================


     Preferred securities issued by subsidiaries at December 31, 1995 and 1994 include $1.0 billion and $489 million, respectively, of Monthly Income Preferred Securities which are subject to mandatory redemption. These securities issued by GTE Delaware, a limited partnership holding solely GTE debentures, have cumulative annual dividend rates of 8.75% and 9.25% and maturities of 30 years.


9. DEBT

Long-term debt as of December 31 was as follows:

(Millions of Dollars)                                       1995          1994
-------------------------------------------------------------------------------
GTE Corporation:
  Debentures, maturing 1998 through 2023,
    average rate 9.0% ............................        $ 3,350       $ 3,350
  Guaranteed ESOP obligations, maturing
    1997-2005, average rate 9.7% .................            624           649
  Sinking fund debenture, maturing in 2017,
    at a rate of 10.8% ...........................            200           200
                                                          ---------------------
                                                            4,174         4,199
Telephone Subsidiaries:
  First mortgage bonds, sinking fund debentures
    and notes, maturing through 2031, average
    rates 7.6% and 7.7% ..........................          6,741         7,343
Other Subsidiaries:
  Sinking fund debentures and notes, maturing
    through 2010, average rates 7.7% and 7.6% ....          1,078         1,301
Commercial paper expected to be refinanced
  on a long-term basis ...........................          1,306            --
                                                          ---------------------
     Total principal amount ......................         13,299        12,843
  Less: discount and premium--net ................            (62)          (77)
                                                          ---------------------
     Total .......................................         13,237        12,766
  Less: current maturities .......................           (493)         (603)
                                                          ---------------------
     Total long-term debt ........................        $12,744       $12,163
===============================================================================

     Estimated payments of long-term debt during the next five years are: $493 million in 1996; $744 million in 1997; $1,272 million in 1998; $1,037 million in 1999, and $889 million in 2000.

     GTE's telephone subsidiaries finance part of their construction programs through the use of short-term loans, including commercial paper, which are refinanced at later dates by issues of long-term debt or equity.

     Total short-term obligations were as follows:

 (Millions of Dollars)                                       1995          1994
--------------------------------------------------------------------------------
Commercial paper--average rates 5.9% and 6.0% ......        $1,650        $1,411
Notes payable to banks--average rates 9.7%
    and 8.3% .......................................            13            28
Current maturities of long-term debt ...............           493           603
                                                            --------------------
      Total ........................................        $2,156        $2,042
================================================================================

     GTE and its subsidiaries had available lines of credit aggregating $4.5 billion at December 31, 1995.


10. FINANCIAL INSTRUMENTS

GTE enters into a variety of financial instruments to hedge its exposure to fluctuations in interest and foreign exchange rates, and in compensation expense related to GTE's common stock price appreciation. Amounts to be paid or received under interest rate swaps are accrued as interest expense. Gains or losses on foreign currency contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains or losses on the foreign currency obligations being hedged. Gains or losses on purchased options indexed to GTE's common stock, which hedge GTE's exposure to compensation expense related to outstanding stock appreciation rights (SARs), are recognized based on fluctuations in the market price of GTE's common stock. Gains or losses recognized on purchased options offset SAR expense or income in GTE's consolidated statements of income.

     At December 31, 1995, GTE had entered into interest rate swap agreements to convert $516 million of floating rate long-term and short-term debt to fixed rates. There were no material foreign exchange contracts outstanding at December 31, 1995. Purchased options having a contract value of $256 million were outstanding at December 31, 1995.

     During 1995, GTE entered into forward contracts to sell U.S. Treasury bonds in order to hedge against changes in market interest rates during the period between the redemption and the refinancing of $850 million of the debt that GTE called and anticipates refinancing during the first half of 1996. Any gain or loss recognized upon the expiration or settlement of the forward contract will be amortized over the life of the associated refinanced debt as an offset or addition to interest expense.

     The risk associated with these off-balance sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest and exchange rates. GTE carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of non-performance is remote.

     The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1995 the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $900 million. The estimated fair value of long-term debt as of December 31, 1994 was lower than the carrying value by approximately $300 million.


11. PROPERTY, PLANT AND EQUIPMENT

GTE's property, plant and equipment is summarized as follows at December 31:

(Millions of Dollars)                                   1995              1994
--------------------------------------------------------------------------------
Land .........................................       $    372          $    385
Buildings ....................................          4,195             3,971
Plant and equipment ..........................         41,115            38,824
Work in progress and other ...................          5,265             5,365
                                                     --------------------------
    Total ....................................         50,947            48,545
Accumulated depreciation .....................        (28,510)          (19,217)
                                                     --------------------------
    Total property, plant and equipment--net..       $ 22,437          $ 29,328
================================================================================


     Depreciation provisions in 1995-93 for GTE's telephone subsidiaries were equivalent to a composite average percentage of 7.2%, 7.0% and 6.9%, respectively.


12. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS
GTE sponsors noncontributory defined benefit plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

     The components of the net pension credit for 1995-93 were as follows:

(Millions of Dollars)                       1995           1994           1993
--------------------------------------------------------------------------------
Benefits earned during the year .....     $   213         $ 269         $   295
Interest cost on projected benefit
   obligations ......................         568           542             584
Return on plan assets:
    Actual ..........................      (2,420)          (29)         (2,073)
    Deferred ........................       1,413          (971)          1,110
Other--net ..........................        (177)         (168)           (174)
                                          -------------------------------------
    Total--net ......................     $  (403)        $(357)        $  (258)
================================================================================


     The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994, and 8.25% for 1993.

     The funded status of the plans and the net prepaid pension cost at December 31, 1995 and 1994, were as follows:

(Millions of Dollars)                                      1995            1994
--------------------------------------------------------------------------------
Vested benefit obligations ....................          $ 5,361         $ 4,545
                                                         =======================
Accumulated benefit obligations ...............          $ 5,996         $ 5,090
                                                         =======================
Plan assets at fair value .....................          $13,695         $11,950
Less: Projected benefit obligations ...........            7,732           6,724
                                                         -----------------------
Excess of assets over projected obligations ...            5,963           5,226
Unrecognized net transition asset .............             (533)           (644)
Unrecognized net gain .........................           (2,602)         (2,270)
                                                         -----------------------
    Total--net ................................          $ 2,828         $ 2,312
================================================================================


     Included in the above table are prepaid pension costs of $3.1 billion and $2.5 billion and accrued pension liabilities of $230 million and $217 million for 1995 and 1994, respectively.

     Assumptions used to develop the projected benefit obligations at December 31, 1995 and 1994 were as follows:

                                                               1995       1994
--------------------------------------------------------------------------------
Discount rate ..............................                   7.50%      8.25%
Rate of compensation increase ..............                   5.25%      5.50%

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

     The postretirement benefit cost for 1995-93 included the following components:

(Millions of Dollars)                         1995           1994          1993
--------------------------------------------------------------------------------
Benefits earned during the year .........     $ 46          $ 57           $ 96
Interest on accumulated postretirement
   benefit obligations ..................      258           259            290
Actual return on plan assets ............      (41)            6             (6)
Amortization of prior service benefits ..      (50)          (54)            (4)
Other--net ..............................       17           (14)             2
                                              ---------------------------------
   Total--net ...........................     $230          $254           $378
================================================================================

     The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31, 1995 and 1994:

(Millions of Dollars)                                                       1995           1994
-------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligations attributable to:
      Retirees ...................................................        $ 2,815         $ 2,731
      Fully eligible active plan participants ....................            254             234
      Other active plan participants .............................            969             912
                                                                          -----------------------
Total accumulated postretirement benefit
   obligations ...................................................          4,038           3,877
Less: Fair value of plan assets ..................................            353             244
                                                                          -----------------------
Excess of accumulated obligations over
   plan assets ...................................................          3,685           3,633
Unrecognized prior service benefits ..............................            563             656
Unrecognized net loss ............................................           (114)            (99)
                                                                          -----------------------
      Total ......................................................        $ 4,134         $ 4,190
=================================================================================================


     The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12% for pre-65 participants and 8.5% and 9% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $34 million and the accumulated postretirement benefit obligation as of December 31, 1995 by $381 million.

     During 1993, GTE made certain changes to its postretirement health care and life insurance benefits for nonunion employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to GTE's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The resulting unrecognized prior service benefits are being amortized over the remaining service lives of the employees.

SAVINGS AND STOCK OWNERSHIP PLANS

GTE sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, GTE provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $85 million, $76 million and $66 million in the years 1995-93, respectively.

     GTE maintains an Employee Stock Ownership Plan (ESOP). In 1989, the ESOP borrowed $700 million to acquire, at market value, 24.6 million shares of GTE common stock, which will be used to provide a portion of GTE's contributions to certain employee savings plans through the year 2004. The unpaid balance of the loan, which has been guaranteed by GTE, is included in the accompanying consolidated balance sheets as long-term debt with a similar reduction in shareholders' equity. The debt service payments, including interest, made by the ESOP for the years 1995-93 totaled $88 million, $84 million and $81 million, respectively. These payments were funded by $45 million, $46 million and $46 million of dividends accumulated on the GTE stock held by the ESOP and by $43 million, $38 million and $35 million of cash contributions by GTE in 1995-93, respectively.

13. INTEREST--NET

The components of interest--net are as follows:

(Millions of Dollars)                       1995           1994          1993
--------------------------------------------------------------------------------
Interest expense ...............           $1,151         $1,139         $1,298
Interest capitalized ...........              (49)           (28)           (40)
Interest income ................              (55)           (52)           (61)
                                           ------------------------------------
   Total .......................           $1,047         $1,059         $1,197
================================================================================


14. OTHER--NET

The components of other--net are as follows:

(Millions of Dollars)                                1995          1994          1993
-------------------------------------------------------------------------------------
Minority interests .........................        $ 227         $ 140         $ 112
Preferred dividends ........................           22            28            40
Equity in (income) loss of unconsolidated
    companies:
      CANTV ................................          (36)           (9)          (83)
      CTI ..................................           33            18            --
      Cellular partnerships and other ......         (104)          (83)          (81)
Gains on sales of nonstrategic telephone
    properties .............................          (16)         (264)         (168)
Gains on sales of nonstrategic cellular
    properties and other ...................         (121)         (110)         (149)
                                                    ---------------------------------
      Total ................................        $   5         $(280)        $(329)
=====================================================================================


15. INCOME TAXES

Income before income taxes is as follows:

 (Millions of Dollars)                                 1995           1994          1993
----------------------------------------------------------------------------------------
Domestic.......................................      $3,550         $3,465       $   984
Foreign........................................         454            508           556
                                                     -----------------------------------
   Total.......................................      $4,004         $3,973        $1,540
========================================================================================

     The income tax provision (benefit) is as follows:

(Millions of Dollars)                             1995       1994         1993
--------------------------------------------------------------------------------
Current:
   Federal ...............................      $  711      $  927       $1,088
   Foreign ...............................         173         192          183
   State and local .......................          98         165          161
                                                -------------------------------
                                                   982       1,284        1,432
                                                -------------------------------
Deferred:
   Federal ...............................         439         269         (682)
   Foreign ...............................          14          (1)           2
   State and local .......................          90          56         (100)
                                                -------------------------------
                                                   543         324         (780)
                                                -------------------------------
Amortization of deferred investment tax
   credits--net ..........................         (59)        (76)         (84)
                                                -------------------------------
   Total .................................      $1,466      $1,532       $  568
================================================================================

     The amortization of deferred investment tax credits--net, relates to the amortization of investment tax credits previously deferred by GTE's telephone subsidiaries.

     A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

(Millions of Dollars)                           1995          1994         1993
--------------------------------------------------------------------------------
Amounts computed at statutory rates ...        $1,401        $1,391        $539
State and local income taxes, net of
   federal tax benefits ...............           122           144          40
Minority interests and preferred
   stock dividends ....................            43            42          46
Amortization of investment tax
   credits--net .......................           (59)          (76)        (84)
Other differences--net ................           (41)           31          27
                                               --------------------------------
   Total provision ....................        $1,466        $1,532        $568
================================================================================

     The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, 1995 and 1994 are as follows:

(Millions of Dollars)                                    1995             1994
--------------------------------------------------------------------------------
Depreciation and amortization ................         $ 1,605          $ 4,165
Employee benefit obligations .................          (1,899)          (1,853)
Restructuring costs ..........................            (197)            (368)
Employee benefit plans .......................             971              783
Investment tax credits .......................             138              226
Other--net ...................................             255              248
                                                       ------------------------
   Total .....................................         $   873          $ 3,201
================================================================================

16. COMMITMENTS AND CONTINGENCIES

     GTE has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $384 million, $419 million, and $459 million in 1995-93, respectively. Minimum rental commitments under non-cancelable leases through 2000 do not exceed $225 million annually and aggregate $829 million thereafter.

     GTE and its unconsolidated subsidiaries are subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions, government contracts and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of GTE.

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

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of GTE Corporation:

We have audited the consolidated financial statements of GTE Corporation (a New York corporation) and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 as set forth on pages 40 through 58 of this report. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

   As discussed in Note 2 to the consolidated financial statements, in 1995 the company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

Arthur Andersen LLP

Stamford, Connecticut
January 25, 1996

MANAGEMENT REPORT

To Our Shareholders:

The management of GTE is responsible for the integrity and objectivity of the financial and operating information contained in this annual report, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

   The company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The company also has instituted policies and guidelines which require employees to maintain the highest level of ethical standards.

   In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management, the internal auditors and the independent public accountants to review internal accounting controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent public accountants.


Charles R. Lee
Chairman and
Chief Executive Officer


J. Michael Kelly
Senior Vice President-Finance and
Chief Financial Officer

                                                             SUPPORTING SCHEDULE

                                                                     Schedule II
                                                                          Page 1

                        GTE CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  For the Years Ended December 31, 1995 - 1993
                              (Millions of Dollars)


=====================================================================================================================
       Column A                                     Column B            Column C             Column D       Column E
       --------                                     --------            --------             --------       --------
                                                                        Additions
                                                                -------------------------
                                                   Balance at    Charged      Charged to     Deductions    Balance at
                                                   Beginning    (Credited)      Other          from          End of
     Description                                    of Year     to Income      Accounts      Reserves (1)     Year
---------------------------------------------------------------------------------------------------------------------

December 31, 1995
-----------------

   Allowance for uncollectible accounts             $  207        $  373        $267(2)      $584          $  263
                                                    ======        ======        ====         ====          ======

   Accrued discontinuance and business
      repositioning costs                           $  302        $  -          $  7(3)      $ 51          $  258
                                                    ======        ======        ====         ====          ======

   Accrued telephone restructuring costs (4)        $  957        $  -          $   -        $445          $  512
                                                    ======        ======        ====         ====          ======

December 31, 1994
-----------------

   Allowance for uncollectible accounts             $  231        $  344        $120(2)      $488          $  207
                                                    ======        ======        ====         ====          ======

   Accrued discontinuance and business
      repositioning costs                           $  297        $   55        $  5(3)      $ 55          $  302
                                                    ======        ======        ====         ====          ======

   Accrued telephone restructuring costs (4)        $1,370        $  -          $ -          $413          $  957
                                                    ======        ======        ====         ====          ======

December 31, 1993
-----------------

   Allowance for uncollectible accounts             $  154        $  329        $124(2)      $376          $  231
                                                    ======        ======        ====         ====          ======

   Accrued discontinuance and business
      repositioning costs                           $  373        $  -          $109(3)      $185          $  297
                                                    ======        ======        ====         ====          ======

   Accrued telephone restructuring costs (4)        $  -          $1,370        $ -          $ -           $1,370
                                                    ======        ======        ====         ====          ======


          The accompanying notes are an integral part of this schedule.

                                                                     Schedule II
                                                                          Page 2

                        GTE CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the Years Ended December 31, 1995-1993

================================================================================

NOTES:


(1)   Charges for which reserve was created.

(2)   Recoveries of amounts written off in prior years.

(3)   Primarily reclassifications from other accounts.

(4) See Note 4 to the Consolidated Financial Statements included elsewhere herein.

                                                                        EXHIBITS

                                INDEX OF EXHIBITS

Exhibit
 Number                              Description
 ------                              -----------
  3.1(a)    Articles of Incorporation, as restated
  3.2       Certificate of Amendment of the Certificate of Incorporation
              of GTE Corporation (filed February 1, 1996)
  3.3(b)    By-Laws of GTE Corporation
  10-1(c)   Material Contracts - Deferred Compensation Plan for Directors
  10-2(d)   Material Contracts - Agreements Between GTE and Key Executives
  10-3(e)   Material Contracts - Supplemental Executive Retirement Plan
  10-4(f)   Material Contracts - Long-Term Incentive Plan
  10-5(g)   Material Contracts - Executive Incentive Plan
  10-6(h)   Material Contracts - Executive Retired Life Insurance Plan
  10-7(i)   Material Contracts - Phantom Stock Plan
  10-8(j)   Material Contracts - Director's Retirement Plan
  10-9(k)   Material Contracts - Charitable Awards Program
  10-10(l)  Material Contracts - Salary Deferral Plan
  10-11     Material Contracts - Change in Control Agreement between GTE
            Service Corporation and Michael T. Masin
  10-12     Material Contracts - Employment Agreement between GTE Service
            Corporation and Patricia D. Yoder
  11        Statement re: Calculation of Earnings (Loss) Per Common Share
  12        Statement re: Calculation of the Ratio of Earnings to Fixed Charges
  21        Significant Subsidiaries of Registrant
  23        Consent of Independent Public Accountants
  27        Financial Data Schedule

-----------------------
(a) GTE's restated Articles of Incorporation (except for the amendment, 3.2 above, filed with this Form 10-K) were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-50263), and are incorporated herein by reference. An amendment was filed with GTE's 1993 and 1994 Forms 10-K, and is incorporated herein by reference.

(b) GTE's By-Laws were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-50263), and are incorporated herein by reference. Amendments were filed with GTE's 1993 Form 10-K and GTE's registration statement on Form S-3 (File No. 33-61661), and are incorporated herein by reference.

(c) GTE's Deferred Compensation Plan for Directors was filed as an exhibit to GTE's 1992 Form 10-K and is incorporated herein by reference.

(d) Agreements with certain key executives of GTE were filed as exhibits to GTE's Form 8-K filed on September 11, 1987, GTE's 1989, 1990, 1991, 1992,
       1993 and 1994 Forms 10-K, and are incorporated herein by reference.

(e) GTE's Supplemental Executive Retirement Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. Amendments were filed with GTE's 1994,1993 and 1992 Forms 10-K, and are incorporated herein by reference.

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

(j) GTE's Director's Retirement Plan was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference. Amendments were filed as exhibits to GTE's 1994 Form 10-K and are incorporated herein by reference.

(k) GTE's Charitable Awards Program was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.

(l) GTE's Salary Deferral Plan was filed as an exhibit to GTE's 1994 Form 10-K, and is incorporated herein by reference.