Form 10-Q
period 1996-03-31
GTE CORP
filed 1996-05-13
CIK 40858

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549



                                  F O R M  10 - Q

                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                        For the period ended March 31, 1996
                                             ..............

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

        GTE had 973,784,230 shares of $.05 par value common stock outstanding (excluding 5,932,455 treasury shares) at April 30, 1996.

  PART I.  FINANCIAL INFORMATION

                      GTE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                         March 31
                                                     1996        1995
                                                       (In Millions)

  REVENUES AND SALES

     Local services                                 $1,510       $1,409
     Network access services                         1,132        1,084
     Toll services                                     607          642
     Cellular services                                 603          492
     Directory services                                223          224
     Other services and sales                          876          814

        Total revenues and sales                     4,951        4,665

  OPERATING COSTS AND EXPENSES

     Cost of services and sales                      1,921        1,770
     Selling, general & administrative                 851          837
     Depreciation and amortization                     929          894

        Total operating costs and expenses           3,701        3,501

  OPERATING INCOME                                   1,250        1,164

  OTHER (INCOME) EXPENSE
     Interest expense                                  283          281
     Interest capitalized                              (10)          (8)
     Interest income                                   (14)         (13)
     Other - net                                        (3)          26

                                                       256          286

  INCOME BEFORE INCOME TAXES                           994          878

     Income taxes                                      378          335

  NET INCOME                                        $  616       $  543

  EARNINGS PER COMMON SHARE                         $  .63       $  .56

  DIVIDENDS DECLARED PER COMMON SHARE               $  .47       $  .47

  AVERAGE COMMON SHARES                                975          967

      The accompanying notes are an integral part of these statements.

                                       - 1 -
                         GTE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Consolidated net income for the first quarter of 1996 was $616 million, or $.63 per share, compared with $543 million, or $.56 per share in the first quarter of last year. The results for the first quarter of 1996 include an after-tax gain on the sale of nonstrategic telephone properties of $8 million, or $.01 per share. Excluding this gain, earnings per share for the quarter increased 11 percent over the first quarter of 1995.

  Operating income increased 7 percent to $1.25 billion, compared with $1.16 billion reported in the first quarter of last year, reflecting increased revenues and the favorable effects of ongoing cost reductions from process re-engineering activities.

  Consolidated revenues and sales for the first quarter increased 6 percent to $4.95 billion, compared to $4.67 billion in the first quarter of last year. This increase resulted from growth in both network usage and the number of customers.

  For the first quarter of 1996, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  9.7 percent, while total domestic access lines increased 6.6 percent to 18.8 million. Access lines per employee, a key indicator of productivity, increased from 261 a year ago to 298, representing a 14 percent improvement. Internationally, GTE serves an additional 5.7 million access lines.

  Domestic cellular service revenues in the first quarter of 1996 totaled $555 million, a 22 percent increase over the same period last year, as customer growth continued. During the first quarter of 1996, GTE added 83,000 new domestic cellular customers bringing total U.S. customers served to 3,094,000 an increase of 26 percent over a year ago, excluding properties sold in 1995. Growth at GTE's international operations increased total cellular customers by 30 percent, excluding properties sold in 1995, bringing total cellular customers served worldwide to 3.7 million, almost double the customers just two years ago.

  In connection with Telephone Operations' re-engineering plan, during the first three months of 1996, costs of approximately $59 million have been incurred, including $47 million to re-engineer customer service processes and $12 million to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, 286 work centers have been consolidated to 58 and workforce reductions of approximately 13,000 have occurred resulting in total costs of $917 million, including $632 million to re-engineer customer service processes and $115 million to re-engineer administrative processes. The restructuring costs also include $170 million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of the various centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by year-end 1996. As of March 31, 1996, $453 million remains in the restructuring reserve which management believes is adequate to cover future expenditures.

                                      - 2 -
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  GTE is one of the largest publicly held telecommunications companies in the world. GTE is also the largest U.S.-based local telephone company and a leading cellular service provider, with wireline and wireless operations that form a market area covering about one-third of the country's population. Outside the United States, where GTE has operated for more than 40 years, GTE serves over 6 million customers. GTE is also a world-wide leader in government and defense communications systems and equipment, aircraft-passenger telecommunications, directories and telecommunication-based information services and systems.

  Other (Income) Expense

  Other-net for the first quarter of 1996 includes a pre-tax gain of $12 million, resulting from the sale of nonstrategic local-exchange telephone properties.


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first three months of 1996 totaled $1.64 billion compared to $1.36 billion for the first quarter of 1995. The increase in cash from operations is due to improved operating results in the first quarter of 1996.

  Cash used in investing activities for the first three months of 1996 totaled $891 million, compared with $830 million in the first quarter of 1995. Capital expenditures for the first quarter of 1996 totaled $729 million compared with $771 million in the same period last year. For the full year 1996, capital expenditures are expected to be approximately $4.1 billion compared with $4.0 billion in 1995. The majority of new investment is being made in GTE's telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as mobile-cellular, to increase capacity and continue to improve and expand the network.

  Cash used in financing activities for the first three months of 1996 totaled $692 million, compared with $519 million in the same period last year. During the first quarter of 1996, dividend payments of $456 million and net reductions in short and long-term borrowings and preferred securities outstanding of $233 million were partially offset by $157 million received through GTE's employee stock purchase and dividend reinvestment plans. During the first quarter of 1996, $205 million was used to repurchase approximately 4.6 million shares of GTE common stock.

  GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. At March 31, 1996, GTE had $4.5 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


                                       - 3 -
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  RECENT DEVELOPMENTS

  GTE began offering long-distance service to its customers in selected states during the first quarter of 1996. To date, the service, marketed under the name "GTE Easy Savings Plan" is available to GTE customers in the states of Texas, Michigan, Illinois, Minnesota, Florida, Washington, Kentucky and Indiana. GTE plans to offer this service to its customers in all 28 states where it currently offers local telephone service by December 31, 1996.

  In March 1996, the California Public Utilities Commission ("CPUC") approved rules permitting local resale competition effective March 31, 1996. The CPUC required GTE to provide interim wholesale discounts of 7 percent on basic residential service and 12 percent on toll and business services to future resale competitors. On April 12, 1996, GTE filed an application for rehearing with the CPUC regarding the need to discount residential services which are already priced below cost. In addition, GTE will be providing the CPUC with service category specific cost studies of its wholesale discounts in the CPUC's unbundling proceedings.

  GTE's 1996 annual interstate access filing was submitted to the Federal Communications Commission ("FCC") in April 1996. Overall, the proposed rates result in a $19.3 million price reduction, effective July 1, 1996. GTE anticipates the FCC will issue an order prior to the effective date, which may require changes to GTE's annual filing.

  The CPUC approved the merger of Contel of California into GTE California in April 1996. As part of this order, the CPUC ordered $69.7 million of merger savings to be flowed to the ratepayers of both companies, which represents half of the total savings expected to be realized by this merger. GTE will file a proposal to flowthrough these savings to local, toll, and access customers over a five year period beginning in mid-1996.

  In April 1996, Unicom, a joint venture of GTE, Bancomer-Valores Industriales and Telefonica Internacional, signed a Memorandum of Understanding to merge with Alestra, a joint venture formed by AT&T and Alfa. The merged company will be known as Alestra and market services under the AT&T name. The Unicom and Alestra merger is expected to result in an increased ability to provide competitive long-distance and other telecommunication services in Mexico once that market opens to competition later this year. Alestra's new proposed ownership and investment structure are subject to regulatory approval in Mexico. This transaction is not expected to have a material effect on GTE's current financial position or results of operations.

  Also, in April 1996, the Venezuelan government lifted foreign exchange controls allowing the local currency to move to a market-based exchange
  rate.   As a result, the local currency devalued by approximately 65 percent. However, due to the mix of local currency and U.S. dollar denominated assets and liabilities, the devaluation is not expected to have a significant impact on GTE's results. GTE believes the current economic difficulties in Venezuela are temporary and will be corrected, and continues to view its interest in CANTV as a sound long-term investment.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     March 31,    December 31,
                                                       1996           1995
                                                          (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary investments                    $   388      $   332
     Receivables, less allowances
       of $266 and $263 million                          3,831        4,227
     Inventories and supplies                              681          719
     Deferred income tax benefits                          278          330
     Other                                                 309          284
       Total Current Assets                              5,487        5,892


  PROPERTY, PLANT AND EQUIPMENT, at cost                51,502       50,947
       Accumulated depreciation                        (29,152)     (28,510)


       Total Property, Plant and Equipment, net         22,350       22,437


  INVESTMENTS AND OTHER ASSETS:
     Employee benefit plans                              3,199        3,058
     Franchises, goodwill and other intangibles,
        net of accumulated amortization of
           $424 and $404 million                         2,803        2,765
     Investments in unconsolidated companies             1,690        1,745
     Other assets                                        1,121        1,122
       Total Investments and Other Assets                8,813        8,690


       Total Assets                                    $36,650      $37,019











           The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,    December 31,
                                                       1996           1995
                                                          (In Millions)

       LIABILITIES AND SHAREHOLDERS' EQUITY


  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                             $ 2,753       $ 2,156
     Accounts payable and accrued expenses              3,216         3,858
     Taxes payable                                      1,124           890
     Accrued restructuring costs                          453           512
     Dividends payable                                    463           476
     Other                                                458           420
       Total Current Liabilities                        8,467         8,312

     Long-term debt                                    11,971        12,744
     Employee benefit plans                             4,673         4,638
     Deferred income taxes                              1,218         1,203
     Minority interests in equity of subsidiaries       2,259         2,230
     Other liabilities                                  1,113         1,021
       Total Liabilities                               29,701        30,148


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued 979,312,302
        and 977,483,844                                    49            49
     Additional paid-in capital                         7,668         8,049
     Retained earnings (deficit)                           85          (534)
     Guaranteed ESOP obligations                         (596)         (603)
     Treasury stock- 6,030,601 and
       2,423,284 shares, at cost                         (257)          (90)
       Total Shareholders' Equity                       6,949         6,871


       Total Liabilities and Shareholders' Equity     $36,650       $37,019








          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31
                                                          1996           1995
                                                             (In Millions)
  Operations
     Net income                                        $   616        $  543

     Adjustments to reconcile net income
       to net cash from operations:
          Depreciation and amortization                    929           894
          Change in current assets and current
            liabilities, excluding the effects of
            acquisitions and dispositions                   17          (250)
          Deferred income taxes and other - net             77           169
          Net cash from operations                       1,639         1,356

  Investing
     Capital expenditures                                 (729)         (771)
     Other - net                                          (162)          (59)
          Net cash used in investing                      (891)         (830)

  Financing
     Common stock issued                                   157           107
     Purchase of treasury stock                           (205)           -
     Long-term debt and preferred securities issued        546           532
     Long-term debt and preferred securities retired       (82)         (191)
     Dividends                                            (456)         (454)
     Decrease in short-term obligations,
        excluding current maturities                      (697)         (525)
     Other - net                                            45            12
          Net cash used in financing                      (692)         (519)

  Increase in cash and temporary
     investments                                            56             7

  Cash and temporary investments:
     Beginning of period                                   332           323
     End of period                                      $  388        $  330

     Cash paid during the period for:
       Interest                                         $  198        $  207
       Income taxes                                        119           122





          The accompanying notes are an integral part of these statements.

                         GTE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)  BASIS OF PRESENTATION:

       The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

       Reclassifications of prior year data have been made in the accompanying condensed consolidated financial statements where appropriate to conform to the 1996 presentation.


  (2)  PROPERTY SALES:

       In connection with the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties, during the first quarter of 1996, GTE recorded a pre-tax gain of $12 million, which increased net income by $8 million, or $.01 per share.

  PART II.  OTHER INFORMATION

  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a)  Annual Meeting - April 17, 1996

             (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                                    Shares Voted

                     Directors            Shares For           Shares Withheld

                Class I Directors:
                  Edward H. Budd          778,338,632             22,378,831
                  James L. Johnson        775,365,288             25,352,175
                  James L. Ketelsen       778,185,338             22,532,125
                  Charles R. Lee          775,763,554             24,953,909

                Class II Directors:
                  Robert F. Daniell       777,958,659             22,758,804
                  Michael T. Masin        776,446,144             24,271,319

             (c)  Other matters voted upon:


             Proposal to Ratify the Appointment of Auditors

             Shareholders ratified the appointment of Arthur Andersen LLP to conduct the annual audit of the financial statements of GTE Corporation and its subsidiary companies for the year ending December 31, 1996. The vote was:

             FOR - 783,627,693 shares, or 98.83 percent of the shares voted.

             AGAINST - 9,311,127 shares, or 1.17 percent of the shares voted.

             ABSTENTIONS - 7,778,643 shares.


             Proposal to Eliminate the Staggered Election of Directors

             Shareholders voted against a shareholder proposal to eliminate the staggered election of Directors. The vote was:

             FOR - 251,681,811 shares, or 38.48 percent of the shares voted.

             AGAINST - 402,404,437 shares, or 61.52 percent of the shares voted.

             ABSTENTIONS - 16,784,607 shares.

             BROKERS NON-VOTES - 129,846,608 shares.

  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)

             Proposal that the Board of Directors Provide a Comprehensive Report on Foreign Military Sales

             Shareholders voted against a shareholder proposal to require the Board of Directors to provide a comprehensive report on GTE's foreign military sales. The vote was:

             FOR - 138,450,973 shares, or 21.80 percent of the shares voted.

             AGAINST - 496,681,188 shares, or 78.20 percent of the shares voted.

             ABSTENTIONS - 36,409,794 shares.

             BROKERS NON-VOTES - 129,175,508 shares.


             Proposal to Request a Report of the Board of Directors Regarding Equal Employment Opportunity ("EEO") and Affirmative Action Policies and Programs

             Shareholders voted against a shareholder proposal to request a report of GTE's Board of Directors regarding EEO and Affirmative Action policies and programs. The vote was:

             FOR - 98,524,079 shares, or 15.63 percent of the shares voted.

             AGAINST - 531,740,565 shares, or 84.37 percent of the shares voted.

             ABSTENTIONS - 41,277,759 shares.

             BROKERS NON-VOTES - 129,175,060 shares.


             Proposal to endorse the Coalition for Environmentally Responsible Economies ("CERES") Principles

             Shareholders voted against a shareholder proposal to request that GTE endorse the CERES Principles. The vote was:

             FOR - 75,101,747 shares, or 12.18 percent of the shares voted.

             AGAINST - 541,381,714 shares, or 87.82 percent of the shares voted.

             ABSTENTIONS - 55,059,642 shares.

             BROKERS NON-VOTES - 129,174,360 shares.





                                      - 10 -
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)

             Proposal that All Bonuses in Excess of $30,000 be Approved by Stockholders

             Shareholders voted against a shareholder proposal to require that all bonuses in excess of $30,000 be approved by the stockholders at the Annual Stockholders Meeting. The vote was:

             FOR - 128,136,234 shares, or 19.54 percent of the shares voted.

             AGAINST - 527,758,837 shares, or 80.46 percent of the shares voted.

             ABSTENTIONS - 15,656,715 shares.

             BROKERS NON-VOTES - 129,165,677 shares.


             Proposal to Require Shareholder Approval of Future Compensation Agreements Contingent on a Change in Control

             Shareholders voted against a shareholder proposal for the adoption of a policy against future agreements with officers and directors providing compensation contingent on a change in control unless approved by a majority of shareholders. The vote was:

             FOR - 262,004,131 shares, or 40.60 percent of the shares voted.

             AGAINST - 383,319,973 shares, or 59.40 percent of the shares voted.

             ABSTENTIONS - 26,219,998 shares.

             BROKERS NON-VOTES - 129,173,361 shares.


             Proposal to Eliminate Non-Employee Directors' Pension Benefits

             Shareholders voted against a shareholder proposal to eliminate future non-employee directors' pension benefits and the relinquishment of pension benefits for current non-employee directors. The vote was:

             FOR - 275,062,130 shares, or 42.25 percent of the shares voted.

             AGAINST - 375,972,199 shares, or 57.75 percent of the shares voted.

             ABSTENTIONS - 20,515,558 shares.

             BROKERS NON-VOTES - 129,167,576 shares.




                                      - 11 -
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)

             Proposal for the Establishment of Criteria to Limit Executive Officers' Compensation

             Shareholders voted against a shareholder proposal for the Board of Directors to establish criteria to limit executive officers' compensation. The vote was:

             FOR - 146,641,047 shares, or 22.36 percent of the shares voted.

             AGAINST - 509,106,533 shares, or 77.64 percent of the shares voted.

             ABSTENTIONS - 15,803,404 shares.

             BROKERS NON-VOTES - 129,166,479 shares.


             Proposal to Limit Executive Officers' Pay Increases

             Shareholders voted against a shareholder proposal to limit executive officers' pay increases. The vote was:

             FOR - 145,090,391 shares, or 22.14 percent of the shares voted.

             AGAINST - 510,205,139 shares, or 77.86 percent of the shares voted.

             ABSTENTIONS - 16,254,648 shares.

             BROKERS NON-VOTES - 129,167,285 shares.

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits required by Item 601 of Regulation S-K.

                  (11) Statement re: Calculation of earnings per common share

                  (12) Statement re: Calculation of the ratio of earnings to fixed charges

                  (27)    Financial Data Schedule

             (b)  GTE filed a report on Form 8-K dated January 26, 1996 under
                  Item 5, "Other Events." Financial information was included with this report. GTE also filed a report on Form 8-K dated February 15, 1996 under Item 5, "Other Events." No financial information was included with this report.

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

                                                         GTE CORPORATION
                                                 .............................
                                                           (Registrant)





  Date:  May 13, 1996                             By    Lawrence R. Whitman
                                                 .............................
                                                        Lawrence R. Whitman
                                                   Vice President - Controller




  Date:  May 13, 1996                             By      Marianne Drost
                                                 .............................
                                                          Marianne Drost
                                                            Secretary