Form 10-Q
period 1996-06-30
GTE CORP
filed 1996-08-14
CIK 40858

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549




                               F O R M  10 - Q

             X  Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                      For the period ended June 30, 1996
                                           .............

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

     GTE had 967,729,707 shares of $.05 par value common stock outstanding (excluding 12,496,316 treasury shares) at July 31, 1996.

  PART I.  FINANCIAL INFORMATION

                                 GTE CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended          Six Months Ended
                                                        June 30                   June 30
                                                   1996          1995         1996          1995
                                                                    (In Millions)
  REVENUES AND SALES
      Local services                              $1,534        $1,441      $ 3,044        $2,850
      Network access services                      1,161         1,075        2,293         2,159
      Toll services                                  609           639        1,216         1,281
      Cellular services                              643           536        1,246         1,028
      Directory services                             399           362          622           586
      Other services and sales                       947           879        1,823         1,693

        Total revenues and sales                   5,293         4,932       10,244         9,597

  OPERATING COSTS AND EXPENSES
      Cost of services and sales                   1,948         1,860        3,869         3,630
      Selling, general & administrative            1,065           931        1,916         1,768
      Depreciation and amortization                  941           906        1,870         1,800

        Total operating costs and expenses         3,954         3,697        7,655         7,198

  OPERATING INCOME                                 1,339         1,235        2,589         2,399

  OTHER (INCOME) EXPENSE
      Interest expense                               285           279          568           560
      Interest capitalized                           (11)           (8)         (21)          (16)
      Interest income                                (13)          (14)         (27)          (27)
      Other - net                                     35            14           32            40

                                                     296           271          552           557

  INCOME BEFORE INCOME TAXES                       1,043           964        2,037         1,842

      Income taxes                                   401           383          779           718

  NET INCOME                                      $  642        $  581      $ 1,258        $1,124

  EARNINGS PER COMMON SHARE                       $  .66        $  .60      $  1.29        $ 1.16

  DIVIDENDS DECLARED PER COMMON SHARE             $  .47        $  .47      $   .94        $  .94

  AVERAGE COMMON SHARES                              972           970          973           968

                     The accompanying notes are an integral part of these statements.

                                                   -1-

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  Consolidated net income for the second quarter of 1996 was $642 million, or $.66 per share, compared with $581 million, or $.60 per share in the second quarter last year, representing a 10 percent increase in earnings per share. For the first half of 1996, consolidated net income was $1.26 billion, or $1.29 per share, compared with $1.12 billion, or $1.16 per share last year. The results for the first six months of 1996 include an after-tax gain on the sale of nonstrategic telephone properties of $8 million or $.01 per share. Excluding this gain, earnings per share for the first half of 1996 increased 10 percent over last year.

  Operating income for the second quarter and first six months of 1996 rose 8 percent to $1.34 billion and $2.59 billion, respectively. This increase resulted from increased revenues and the favorable effects of ongoing cost reduction programs.

  Consolidated revenues and sales for the second quarter of 1996 increased 7 percent to $5.29 billion compared with $4.93 billion in the second quarter of 1995. The increase reflects the growth in network usage, the number of cellular customers served, and new and enhanced service offerings. Consolidated revenues and sales for the first six months of 1996 increased 7 percent to $10.24 billion compared to $9.60 billion in the same period last year.

  For the second quarter of 1996, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  9.7 percent, while total domestic access lines increased 6.7 percent to 19.1 million. Access lines per employee, a key indicator of productivity, increased from 264 a year ago to 305, representing a 15.5 percent improvement. Internationally, GTE serves an additional 5.7 million access lines.

  Domestic cellular service revenues in the second quarter of 1996 totaled $587 million, an 18 percent increase over the same period last year, as customer growth continued. During the second quarter of 1996, GTE added 149,000 new domestic cellular customers bringing total U.S. customers served to 3,243,000 an increase of 21 percent over a year ago, excluding properties sold in 1995. Growth at GTE's international operations increased total cellular customers by 26 percent, excluding properties sold in 1995, bringing total cellular customers served worldwide to 3.9 million.

  In connection with Telephone Operations' re-engineering plan, during the first six months of 1996, costs of approximately $132 million have been incurred, including $110 million to re-engineer customer service processes and $22 million to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, 286 work centers have been consolidated to 58 and workforce reductions of approximately 15,000 have occurred resulting in total costs of $990 million, including $695 million to re-engineer customer service processes and $125 million to re-engineer administrative processes. The restructuring costs also include $170

                                     -2-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of the various centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by year-end 1996. As of June 30,1996, $380 million remains in the restructuring reserve which management believes is adequate to cover future expenditures.

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

  Other (Income) Expense

  Other-net includes the equity in earnings of unconsolidated subsidiaries, which includes GTE's ownership interests in international joint ventures. For the second quarter and first six months of 1996, the equity in earnings of unconsolidated subsidiaries was $26 million and $82 million, respectively, reflecting increases of $22 million and $57 million from the respective year-ago periods. These increases primarily reflect improved operational performance and the favorable effects of currency translation at CANTV, the Venezuelan telephone company in which GTE owns a 20.4% interest.

  Other-net also includes pre-tax gains resulting from the sales of nonstrategic cellular properties of $11 million and $10 million for the second quarter and first six months of 1996, respectively. This compares to similar gains recorded in the prior year second quarter and first six months of $35 million and $38 million, respectively.

  In addition to the gains recorded on the sales of cellular properties, Other-net for the first six months of 1996 includes a pre-tax gain of $12 million related to the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties.


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first six months of 1996 totaled $2.82 billion compared with $2.16 billion in 1995. The increase in cash from operations reflects the improved operating results during the first six months of 1996, combined with lower income tax and interest payments and overall improvement in working capital requirements.




                                 -3-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  Cash used in investing activities totaled $1.54 billion compared with $2.37 billion in the first six months of 1995. Proceeds from sales of assets for the first half of 1996 includes approximately $261 million from the sales of the Atlanta and Denver personal communications services ("PCS") licenses.

  These transactions, which were announced in early 1996, approximated book value and closed during the second quarter of 1996. Acquisitions and investments for the first six months of 1995, includes approximately $350 million expended to acquire PCS licenses during the Federal Communications Commission's ("FCC") auction process. Capital expenditures totaled $1.66 billion, compared to $1.81 billion in the first six months last year. For the full year 1996, capital expenditures are expected to be approximately $4.2 billion compared with $4.0 billion in 1995. The majority of new investment is being made in GTE's telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as mobile-cellular, to increase capacity and continue to improve and expand the network.

  Cash used in financing activities for the first six months of 1996 totaled $1.0 billion, compared with cash provided of $282 million in the same period last year. In August 1996, GTE's Board of Directors authorized the repurchase of up to 25 million shares of GTE common stock in the open market or in privately negotiated transactions. The repurchase of shares will occur from time-to-time through July 1997, depending upon market conditions, and may be either suspended or discontinued. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. The repurchase program is in addition to the 20 million share buy-back program announced in August 1995. The 1995 program is now approximately 80 percent complete. During the first half of 1996, $915 million of dividend payments and $464 million expended for the repurchase of approximately 10.5 million shares of GTE common stock, were partially offset by $263 million received through GTE's employee stock purchase and dividend reinvestment plans.

  GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. As of July 1, 1996, GTE has installed a two-part $4 billion syndicated line of credit to back up commercial paper borrowings and for working capital requirements. Part one is a five-year $2.5 billion facility for GTE. Part two is a 364-day $1.5 billion facility for certain of its telephone companies. In addition, GTE's international operations have unused lines of credit under other facilities of approximately $300 million.







                                    -4-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  RECENT DEVELOPMENTS

  On August 1, 1996, the Federal Communications Commission ("FCC") voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 ("Act") dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service ("Competitive Entry Terms"). The terms of the FCC's Report and Order ("Order") were published on August 8, 1996, and GTE is in the process of reviewing the Order.

  The Order acknowledges that the Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier ("LEC") and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost ("TELRIC"), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified the network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

  Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17%-25% off retail rates.

  To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

  The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

  GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997. Until all the rules have been issued, it is difficult to determine the

                                    -5-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

  GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.


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

  The CPUC approved the merger of Contel of California into GTE California in April 1996. As part of this order, the CPUC ordered $69.7 million of merger savings to be returned to the ratepayers of both companies, which represents half of the total savings expected to be realized by this merger. GTE had previously provided for the impact of this decision in its financial statements. GTE received approval to return these savings to local, toll, and access customers over a five-year period beginning in mid-1996.

  On May 8, 1996, the CPUC denied GTE's motion to suspend the application of the price cap formula for 1996. The impact of the 1996 price cap filing, a reduction of approximately $40 million, was flowed-through to ratepayers beginning July 1, 1996. The price cap formula will be suspended for 1997 and 1998.


  GTE's 1996 annual interstate access filing was approved by the FCC in June 1996. Overall, the rates result in $18.3 million of price reductions, effective July 1, 1996.


  GTE began offering long-distance service to its customers in selected states during the first quarter of 1996. To date, the service, marketed under the name "GTE Easy Savings Plan"SM is available to GTE customers in 17 states (Alabama, Arkansas, California, Florida, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, North Carolina, Texas, Virginia, Washington, and Wisconsin). GTE plans to offer this service by December 31, 1996 in all 28 states where it offers local telephone service.

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

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,       December 31,
                                                    1996             1995
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary investments               $   597           $   332
     Receivables, less allowances
       of $280 and $263 million                     3,979             4,227
     Inventories and supplies                         742               719
     Deferred income tax benefits                     240               330
     Other                                            308               284
       Total Current Assets                         5,866             5,892



  PROPERTY, PLANT AND EQUIPMENT, at cost           52,005            50,947
     Accumulated depreciation                     (29,646)          (28,510)

       Total Property, Plant and Equipment, net    22,359            22,437


  INVESTMENTS AND OTHER ASSETS:
     Employee benefit plans                         3,315             3,058
     Franchises, goodwill and other intangibles,
       net of accumulated amortization of $447
       and $404 million                             2,530             2,765
     Investments in unconsolidated companies        1,755             1,745
     Other assets                                   1,164             1,122
       Total Investments and Other Assets           8,764             8,690

       Total Assets                               $36,989           $37,019










        The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,      December 31,
                                                   1996             1995
                                                      (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                         $ 2,679          $ 2,156
     Accounts payable and accrued expenses          3,321            3,858
     Taxes payable                                    963              890
     Accrued restructuring costs                      380              512
     Dividends payable                                477              476
     Other                                            454              420
       Total Current Liabilities                    8,274            8,312

     Long-term debt                                12,342           12,744
     Employee benefit plans                         4,753            4,638
     Deferred income taxes                          1,299            1,203
     Minority interests in equity of subsidiaries   2,287            2,230
     Other liabilities                              1,092            1,021
       Total Liabilities                           30,047           30,148


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued 979,835,724
       and 977,483,844                                 49               49
     Additional paid-in capital                     7,224            8,049
     Retained earnings (deficit)                      730             (534)
     Guaranteed ESOP obligations                     (589)            (603)
     Treasury stock - 10,906,899
       and 2,423,284 shares, at cost                 (472)             (90)
       Total Shareholders' Equity                   6,942            6,871

       Total Liabilities and
         Shareholders' Equity                     $36,989          $37,019







          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30
                                                           1996       1995
                                                           (In Millions)
  Operations

    Net income                                           $1,258     $1,124

    Adjustments to reconcile net income
      to net cash from operations:
        Depreciation and amortization                     1,870      1,800
        Change in current assets and current
          liabilities, excluding the effects of
          acquisitions and dispositions                    (475)      (902)
        Deferred income taxes and other - net               166        137
      Net cash from operations                            2,819      2,159

  Investing
    Capital expenditures                                 (1,655)    (1,810)
    Acquisitions and investments                           (233)      (657)
    Proceeds from sales of assets                           316         75
    Other - net                                              29         20
      Net cash used in investing                         (1,543)    (2,372)

  Financing
    Common stock issued                                     263        202
    Purchase of treasury stock                             (464)        -
    Long-term debt and preferred securities issued        1,099        589
    Long-term debt and preferred securities retired        (317)      (277)
    Dividends                                              (915)      (911)
    Increase (decrease) in short-term obligations,
      excluding current maturities                         (740)       660
    Other - net                                              63         19
      Net cash (used in) from financing                  (1,011)       282

  Increase in cash and temporary
     investments                                            265         69

  Cash and temporary investments:
    Beginning of period                                     332        323
    End of period                                        $  597     $  392


    Cash paid during the period for:
      Interest                                           $  505     $  552
      Income taxes                                          560        681


        The accompanying notes are an integral part of these statements.

                                       -10-
                         GTE CORPORATION AND SUBSIDIARIES

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

                 (27)  Financial Data Schedule.

            (b) GTE filed no reports on Form 8-K during the second quarter of 1996.

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


                                                  GTE Corporation
                                             .............................
                                                   (Registrant)



  Date:  August 13, 1996                    By     Lawrence R. Whitman
                                             .............................
                                                   Lawrence R. Whitman
                                             Vice President - Controller



  Date:  August 13, 1996                    By     Marianne Drost
                                             .............................
                                                   Marianne Drost
                                                     Secretary