Form 10-Q
period 1996-09-30
GTE CORP
filed 1996-11-13
CIK 40858

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549



                                  F O R M  10 - Q


                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                      For the period ended September 30, 1996
                                           ..................
                                         or

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

        GTE had 961,821,513 shares of $.05 par value common stock outstanding (excluding 18,882,784 treasury shares) at October 31, 1996.

  PART I.  FINANCIAL INFORMATION

                               GTE CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended         Nine Months Ended
                                                 September 30               September 30
                                              1996          1995         1996          1995
                                                               (In Millions)
  REVENUES AND SALES
      Local services                         $1,520        $1,459       $ 4,564     $ 4,309
      Network access services                 1,168         1,081         3,461       3,240
      Toll services                             643           658         1,859       1,939
      Cellular services                         660           574         1,906       1,602
      Directory services                        386           330         1,008         916
      Other services and sales                  967           894         2,790       2,587

        Total revenues and sales              5,344         4,996        15,588      14,593

  OPERATING COSTS AND EXPENSES
      Cost of services and sales              1,981         1,849         5,850       5,479
      Selling, general & administrative         969           884         2,885       2,652
      Depreciation and amortization             949           930         2,819       2,730

        Total operating costs and expenses    3,899         3,663        11,554      10,861

  OPERATING INCOME                            1,445         1,333         4,034       3,732

  OTHER (INCOME) EXPENSE
      Interest expense                          289           286           857         846
      Interest capitalized                       (7)           (9)          (28)        (25)
      Interest income                           (15)          (15)          (42)        (42)
      Other - net                               (26)          (15)            6          25

                                                241           247           793         804

  INCOME BEFORE INCOME TAXES                  1,204         1,086         3,241       2,928

      Income taxes                              448           391         1,227       1,109

  NET INCOME                                 $  756        $  695       $ 2,014     $ 1,819

  EARNINGS PER COMMON SHARE                   $ .78         $ .72        $ 2.07      $ 1.88

  DIVIDENDS DECLARED PER COMMON SHARE         $ .47         $ .47        $ 1.41      $ 1.41

  AVERAGE COMMON SHARES                         965           970           971         969

              The accompanying notes are an integral part of these statements.

                                         -1-

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  Consolidated net income for the third quarter of 1996 was $756 million, or $.78 per share, compared with $695 million, or $.72 per share, in the third quarter of last year. The results for the third quarter of 1995 include an after-tax gain on the sale of nonstrategic telephone properties of $11 million, or $.01 per share. Excluding the impact of this gain, earnings per share for the third quarter of 1996 increased 10 percent over last year.

  For the nine months ended September 30, 1996, net income was $2.01 billion, or $2.07 per share, compared with $1.82 billion, or $1.88 per share last year. The results for the nine months ended September 30, 1996 and 1995 include after-tax gains on sales of nonstrategic telephone properties of $8 million, or $.01 per share and $11 million, or $.01 per share, respectively. Excluding the impact of these gains, earnings per share for the first nine months of 1996 increased 10 percent over the first nine months of 1995.

  Operating income for the third quarter and first nine months of 1996 rose 8 percent to $1.45 billion and $4.03 billion, respectively. This increase reflects increased revenues and the favorable effects of ongoing cost reduction programs, partially offset by higher selling and marketing costs associated with GTE's national advertising campaign and the launch of new revenue opportunities.

  Consolidated revenues and sales for the third quarter of 1996 totaled $5.34 billion compared with $5.00 billion in the year-ago quarter. The increase is driven by the growth in customer lines and network usage, the number of cellular customers served, and new and enhanced telecommunications services. Consolidated revenues and sales for the first nine months of 1996 totaled $15.59 billion compared with $14.59 billion in the same period last year.

  For the third quarter of 1996, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  10.8 percent, while total domestic access lines increased 7.4 percent over last year to 19.5 million. Access lines per employee, a key indicator of productivity, increased from 268 a year ago to 314, representing a 17.2 percent improvement. Internationally, GTE services an additional 5.8 million access lines.

  Domestic cellular-service revenues in the third quarter of 1996 totaled $607 million, a 15 percent increase over the same period last year, as customer growth continued. During the third quarter of 1996, GTE added 150,000 new domestic cellular customers bringing total U.S. customers served to 3,393,000, an increase of 20 percent over a year ago, excluding properties sold in 1995. Growth at GTE's international operations increased total cellular customers by 23 percent, excluding properties sold in 1995, bringing total cellular customers served worldwide to over 4 million.

  In connection with Telephone Operations' re-engineering plan, during the first nine months of 1996, costs of approximately $172 million have been incurred, including $148 million to re-engineer customer service processes

                                        -2-
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  and $24 million to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, 286 work centers have been consolidated to 58 and workforce reductions of approximately 16,000 have occurred resulting in total costs of $1,030 million, including $733 million to re-engineer customer service processes and $127 million to re-engineer administrative processes. The restructuring costs also include $170 million
  to consolidate facilities and operations and other related costs.   These
  expenditures were primarily associated with the closure and relocation of the various centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by year-end 1996. As of September 30, 1996, $340 million remains in the restructuring reserve which management believes is adequate to cover future expenditures.

  GTE is one of the largest publicly held telecommunications companies in the world. GTE is also the largest U.S.-based local telephone company and a leading cellular-service provider, with wireline and wireless operations that form a market area covering about one-third of the country's population. Outside the United States, where GTE has operated for more than 40 years, GTE serves over 6 million customers. GTE is also a leader in government and defense communications systems and equipment, aircraft passenger telecommunications, directories and telecommunications-based information services and systems.

  Other (Income) Expense

  Other-net includes the equity in earnings of unconsolidated subsidiaries, which includes GTE's ownership interests in international joint ventures. For the third quarter and first nine months of 1996, the equity in earnings of unconsolidated subsidiaries was $86 million and $168 million, respectively, reflecting increases of $54 million and $111 million from the respective year-ago periods. These increases primarily reflect improved operational performance and the favorable effects of currency translation at CANTV, the Venezuelan telephone company in which GTE owns a 20.4% interest.

  Other-net also includes pre-tax gains resulting from the sales of nonstrategic cellular properties of $10 million for the first nine months of 1996. This compares to similar gains recorded in the prior year third quarter and first nine months of $27 million and $65 million, respectively.

  In addition to the gains recorded on the sales of cellular properties, Other-net for the first nine months of 1996 includes a pre-tax gain of $12 million related to the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties. Other-net for the third quarter of 1995 includes a pre-tax gain of $16 million, related to the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties.





                                        -3-
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first nine months of 1996 totaled $4.39 billion compared with $3.87 billion during the same period in 1995. The increase in cash from operations reflects the improved operating results during the first nine months of 1996, combined with lower interest payments and overall improvement in working capital requirements.

  Cash used in investing activities totaled $2.55 billion in the first nine months of 1996 compared with $3.42 billion in the first nine months of 1995. Proceeds from sales of assets for the first nine months of 1996 included approximately $261 million from the sales of the Atlanta and Denver personal communications services ("PCS") licenses. These transactions, which were announced in early 1996, approximated book value and closed during the second quarter of 1996. Acquisitions and investments for the first nine months of 1995, included approximately $350 million expended to acquire PCS licenses during the Federal Communications Commisssion's ("FCC") auction process, as well as $256 million to acquire the 10 percent ownership of Contel Cellular Inc. that GTE did not already own.

  Capital expenditures, for the first nine months of 1996, totaled $2.68 billion compared with $2.81 billion in the same period last year. For the full year 1996 capital expenditures are expected to be approximately $4.2 billion compared with $4.0 billion in 1995. The majority of new investment is being made in GTE's regulated telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as mobile-cellular, to increase capacity and continue to improve and expand the network.

  Cash used in financing activities for the first nine months of 1996 totaled $1.52 billion compared with $286 million in the first nine months of 1995. In August 1996, GTE's Board of Directors authorized the repurchase of up to 25 million shares of GTE common stock in the open market or in privately negotiated transactions. The repurchase of shares will occur from time-to-time through July 1997, depending upon market conditions, and may be either suspended or discontinued. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. The repurchase program is in addition to the 20 million share buy-back program announced in August 1995 which has been completed. During the first nine months of 1996, $1.37 billion of dividend payments and $817 million expended for the repurchase of approximately 19.2 million shares of GTE common stock, were partially offset by $373 million received through GTE's employee stock purchase and dividend reinvestment plans.

  GTE believes that its present investment grade credit rating and those of its subsidiaries provide it with the financial flexibility necessary to pursue growth opportunities as they arise. On July 1, 1996, GTE installed a two-part $4 billion syndicated line of credit to back up commercial paper


                                         -4-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  borrowings and for working capital requirements. Part one is a five-year $2.5 billion facility for GTE. Part two is a 364-day $1.5 billion facility for certain of its telephone companies. In addition, GTE's international operations have unused lines of credit under other facilities of approximately $300 million.


  RECENT DEVELOPMENTS

  On August 8, 1996, the Federal Communications Commission ("FCC") published its Report and Order ("Order") containing rules implementing Section 251 of the Telecommunications Act of 1996 ("Act") dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local exchange service ("Competitive Entry Terms"). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Act.

  GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to local-exchange carriers ("LECs") by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

  On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

  While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

  GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. It is expected that in late November 1996, the first state commission decisions determining the prices and terms of unresolved issues will be released. Subsequent decisions are expected to be issued over a period extending through the first quarter of 1997.


                                    -5-
                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  In March 1996, the California Public Utilities Commission ("CPUC") approved rules permitting local resale competition effective March 31, 1996. The CPUC required GTE to provide interim wholesale discounts of 7 percent on basic residential service and 12 percent on toll and business services to future resale competitors. On October 31, 1996, the Administrative Law Judge arbitrator assigned to AT&T's arbitration request submitted his report. The arbitrator continued the interim wholesale discount and proposed prices for unbundled network elements which enable AT&T to serve customers with a combination of GTE and AT&T facilities and for interconnection.

  The CPUC approved the merger of Contel of California into GTE California in April 1996. As part of this order, the CPUC ordered $69.7 million of merger savings to be returned to the ratepayers of both companies, which represents half of the total savings expected to be realized by this merger. GTE has provided for the impact of this decision in its financial statements. GTE received approval to return these savings to local, toll, and access customers over a five-year period beginning in mid-1996.

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


  GTE began offering long-distance service to its customers in selected states during the first quarter of 1996. To date, the service, marketed under the name "GTE Easy Savings Plan"SM, is available to GTE customers in 25 states (Alabama, Arkansas, Arizona, California, Florida, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Mexico, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, and Wisconsin). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it offers local telephone service.


  In April 1996, the Venezuelan government lifted foreign exchange controls
  allowing the local currency to move to a market-based exchange rate.   As a
  result, the local currency devalued by approximately 65 percent. However, due to the mix of local currency and U.S. dollar denominated assets and liabilities, the devaluation did not have a significant impact on GTE's results. Fluctuations in currency exchange rates have not been significant since the initial devaluation.



                                       -6-





                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                September 30,    December 31,
                                                    1996             1995
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary investments                 $   652        $   332
     Receivables, less allowances
       of $284 and $263 million                       4,189          4,227
     Inventories and supplies                           818            719
     Deferred income tax benefits                       154            330
     Other                                              342            284
       Total Current Assets                           6,155          5,892


  PROPERTY, PLANT AND EQUIPMENT, at cost             52,584         50,947
     Accumulated depreciation                       (30,177)       (28,510)
       Total Property, Plant and Equipment, net      22,407         22,437


  INVESTMENTS AND OTHER ASSETS:
     Employee benefit plans                           3,476          3,058
     Franchises, goodwill and other intangibles,
       net of accumulated amortization of $467
       and $404 million                               2,507          2,765
     Investments in unconsolidated companies          1,819          1,745
     Other assets                                     1,188          1,122
       Total Investments and Other Assets             8,990          8,690
             Total Assets                           $37,552        $37,019




        The accompanying notes are an integral part of these statements.









                                        -7-




                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 September 30,    December 31,
                                                     1996             1995
                                                        (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                            $ 1,640          $ 2,156
     Accounts payable and accrued expenses             3,487            3,858
     Taxes payable                                     1,065              890
     Accrued restructuring costs                         340              512
     Dividends payable                                   473              476
     Other                                               457              420
       Total Current Liabilities                       7,462            8,312

     Long-term debt                                   13,578           12,744
     Employee benefit plans                            4,841            4,638
     Deferred income taxes                             1,292            1,203
     Minority interests in equity of subsidiaries      2,301            2,230
     Other liabilities                                 1,120            1,021
       Total Liabilities                              30,594           30,148


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued 980,234,768
       and 977,483,844                                    49               49
     Additional paid-in capital                        7,237            8,049
     Retained earnings (deficit)                       1,035             (534)
     Guaranteed ESOP obligations                        (582)            (603)
     Treasury stock - 18,528,801 and 2,423,284
       shares, at cost                                  (781)             (90)
        Total Shareholders' Equity                     6,958            6,871

       Total Liabilities and Shareholders' Equity    $37,552          $37,019




          The accompanying notes are an integral part of these statements.





                                        -8-
                        GTE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                             September 30
                                                          1996         1995
                                                             (In Millions)
  Operations

     Net income                                          $2,014       $1,819
     Adjustments to reconcile net income to net
       cash from operations:
         Depreciation and amortization                    2,819        2,730
         Change in current assets and current
             liabilities, excluding the effects of
             acquisitions and dispositions                 (588)        (836)
         Deferred income taxes and other - net              147          161
         Net cash from operations                         4,392        3,874

  Investing
     Capital expenditures                                (2,679)      (2,814)
     Acquisitions and investments                          (252)        (772)
     Proceeds from sales of assets                          335          150
     Other investing - net                                   40           12
         Net cash used in investing                      (2,556)      (3,424)

  Financing
     Common stock issued                                    373          286
     Purchase of treasury stock                            (817)        (124)
     Long-term debt and preferred securities issued       1,656          810
     Long-term debt and preferred securities retired       (416)        (528)
     Dividends                                           (1,372)      (1,368)
     Increase (decrease) in short-term obligations,
       excluding current maturities                      (1,012)         618
     Other - net                                             72           20
         Net cash used in financing                      (1,516)        (286)

  Increase in cash and temporary
     investments                                            320          164

  Cash and temporary investments:
     Beginning of period                                    332          323
     End of period                                       $  652       $  487

     Cash paid during the period for:
       Interest                                          $  717       $  775
       Income taxes                                         916          765



           The accompanying notes are an integral part of these statements.


                                           -9-


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


  (2)  PROPERTY SALES:

       In connection with the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties, during the first quarter of 1996 and the third quarter of 1995, GTE recorded pre-tax gains of $12 million and $16 million, which increased net income by $8 million, or $.01 per share and $11 million, or $.01 per share, respectively.




















                                           -10-
  PART II.  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits required by Item 601 of Regulation S-K.

                  (11) Statement re: Calculation of earnings per common share.

                  (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                  (27)  Financial Data Schedule.

             (b) GTE filed a report on Form 8-K dated September 19, 1996, under Item 5, "Other Events." No financial information was filed with this report.






































                                           -11-
                                     SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GTE Corporation
                                             .............................
                                                     (Registrant)


  Date:  November 12, 1996                   By    Lawrence R. Whitman
                                             .............................
                                                   Lawrence R. Whitman
                                               Vice President and Controller


  Date:  November 12, 1996                   By      Marianne Drost
                                             .............................
                                                     Marianne Drost
                                                       Secretary
































                                           -12-