Form 10-K
period 1996-12-31
GTE CORP
filed 1997-03-18
CIK 40858

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-2755
                            ------------------------

                                GTE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                     13-1678633
(STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
              OF                                   IDENTIFICATION NO.)
      INCORPORATION OR
         ORGANIZATION)

     ONE STAMFORD FORUM
    STAMFORD, CONNECTICUT        06904           AREA CODE 203 965-2000
    (ADDRESS OF PRINCIPAL
      EXECUTIVE OFFICES)       (ZIP CODE)          (TELEPHONE NUMBER)

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                NAME OF EACH DOMESTIC EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
---------------------------------------    ----------------------------------------
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of GTE's voting stock held by non-affiliates at January 31, 1997 amounted to $44,730,001,755.

     GTE had 961,038,393 shares of $.05 par value common stock outstanding (excluding 19,911,714 treasury shares) at January 31, 1997.

                       DOCUMENT INCORPORATED BY REFERENCE

     GTE's Proxy Statement for Annual Meeting of Shareholders to be held on April 16, 1997 (Incorporated in Part III).
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

BUSINESS OF GTE COMPANIES

     GTE Corporation and subsidiaries ("GTE") is one of the largest publicly held telecommunications companies in the world. It is the largest U.S.-based local telephone company. GTE's domestic and international operations serve 25.9 million access lines through subsidiaries in the United States, Canada, and the Dominican Republic and an affiliate in Venezuela. GTE is a leading mobile-cellular operator in the United States, with the potential of serving
61.9 million cellular and personal communications service customers. Outside the United States, GTE operates mobile-cellular networks serving some 16.4 million POPs through subsidiaries in Canada and the Dominican Republic and affiliates in Venezuela and Argentina. Beginning in 1996, GTE became the first among its peers to offer "one-stop shopping" for local, long-distance and Internet access services. GTE is also a leader in government and defense communications systems and equipment, aircraft-passenger telecommunications, directories and telecommunications-based information services and systems. GTE also has subsidiaries engaged in financing, insurance, leasing and other activities offering financial and related services primarily to GTE operating companies. One of these subsidiaries, GTE Service Corporation, furnishes, at cost, advisory and consulting services related to administration, operations, accounting methods and procedures, insurance, human resources, financing, Federal and state taxes and other matters to GTE operating companies. GTE and its subsidiaries had approximately 102,000 employees, at December 31, 1996.

DOMESTIC

  Telephone Operations

     GTE's telephone operating subsidiaries in the United States served approximately 20 million access lines in 28 states as of December 31, 1996 and provided many types of communications services, ranging from local telephone service for the home and office to highly complex voice and data services for business. Subsidiaries accounting for the largest portion of total domestic telephone revenues are GTE California, 22 percent; GTE North, 21 percent; GTE Southwest, 12 percent; and GTE Florida, 11 percent. The largest cities served are Los Angeles, Long Beach and Santa Monica, California; Tampa and St. Petersburg, Florida; Honolulu, Hawaii; Lexington, Kentucky; Fort Wayne, Indiana; and Erie, Pennsylvania.

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

     With the passage of the Telecommunications Act of 1996 ("the Act"), enacted on February 8, 1996, the telephone subsidiaries are free to operate in the areas served and to extend service to other areas subject to conditions, restrictions and limitations of various kinds. Advances in technology and an increase in competition and alternative service providers are beginning to erode certain of the benefits previously derived from franchise rights granted by states or municipalities.

     In some cases, municipalities have the right to acquire the telephone system within the municipal limits on certain terms and conditions.

     During 1996, GTE sold approximately 12,000 access lines for $30 million in cash. During 1995, GTE sold 10,000 access lines for $30 million in cash. During 1994, GTE sold telephone properties serving 448,000 access lines in nine states for $900 million in cash. In 1993, GTE sold telephone properties serving 530,000 access lines in eight states in return for 90,000 access lines in Illinois, Indiana and Michigan and $1 billion in cash. These sales complete GTE's program to sell or exchange nonstrategic domestic local-exchange telephone properties in markets that may be of greater long-term strategic value to other telephone service providers.

     GTE Long Distance

     One of the most significant impacts of the Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 1996, GTE was restricted from jointly marketing the products and services of its regulated local telephone subsidiaries with those of its interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long-distance business.

     The same day the Act was signed into law, GTE announced it had signed a reseller agreement with WorldCom, Inc. International and interstate tariffs filed with the FCC covering GTE's direct-dialed long distance service offerings became effective March 2, 1996. GTE, the first of its peers to enter the long distance business, began offering long-distance service in Michigan and Minnesota on March 4, 1996, less than 30 days after the Act was passed into law. The service was rolled-out on a state-by-state basis as state regulatory approval was received. By December 31, 1996, GTE Long Distance was available in all 50 states (both in and out of GTE's local telephone franchise area) and was serving over 825,000 customers.

     Video Services

     The Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement ("OVS") or via a standard cable television operation ("Title VI").

     The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations. In the regulatory area, pending action by the courts and several open FCC proceedings will be closely monitored to continuously validate GTE's video entry decision. Open proceedings addressing video/telephony joint use facility cost allocation, rules concerning cable inside wiring, implementation of video close captioning requirements, revisions to existing cable/multi-point distribution service cross-ownership rules and the establishment of rules for local multi-point distribution services are expected to be completed in 1997.

     At the end of 1996, GTE had been granted three video franchises in the Pinellas County, Florida market and three video franchises in the Ventura County, California market. Construction of the cable television networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000. The most technologically advanced hybrid fiber/coaxial network available is being deployed.

     The americast(TM) joint venture between GTE, The Walt Disney Company, Ameritech, BellSouth Corporation, and SBC Communications was expanded in 1996 with the addition of Southern New England Telephone. Programming and content for the telecommunications partners' video offerings is being acquired through the partnership and work has been initiated in many areas including technology selection and the creation of an advanced navigator.

     Internet Access

     GTE was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states. An agreement with UUNET Technologies provides the internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

     Support Services

     Also included in GTE's domestic telephone operations are two major unregulated subsidiaries: GTE Data Services Incorporated ("GTEDS") and GTE Supply. GTEDS, GTE's software development and information processing subsidiary, provides data processing and information management services to GTE's telephone subsidiaries and other nonaffiliated companies. GTE Supply is responsible for the procurement and distribution of supplies for GTE's domestic telephone operating companies, as well as other GTE subsidiaries. GTE Supply also sells material and logistic services to non-affiliates.

     GTEDS continues to expand the level of service that it provides to non-affiliated companies. During 1996, GTEDS signed a three-year $87 million contract to provide a customer billing services system and other systems to the Portuguese national telecommunications company. Work has also continued on the $40 million contract to develop a new Medicare transaction system for the Federal Government, as well as the $20 million processing services contract with National Electronic Information Corp., the nation's largest commercial health care claims clearing house.

     During 1996, GTE Supply announced a multi-year agreement with BellSouth Telecommunications ("BST") under which GTE Supply will manage the procurement, inventory and distribution of equipment and materials required for BST's network construction and operations. The value of the materials involved in the new agreement is anticipated to exceed $600 million a year after the phase-in period beginning in 1997. This agreement will potentially triple the amount of provisioning business that GTE Supply currently conducts for nonaffiliate companies.

     Restructuring and Cost Control

     During 1994, GTE began implementation of a three-year $1.4 billion re-engineering plan for its U.S. Telephone Operations. These costs relate primarily to Telephone Operations' plan to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan was substantially completed in 1996 consistent with original estimates.

     Total costs of the plan include a $900 million investment in customer service processes, $300 million related to administrative processes and $170 million related to the consolidation of facilities and operations. These expenditures were primarily associated with the closure and relocation of the various centers, software enhancements and separation benefits related to employee reductions. The plan has produced annualized cost savings of over $1 billion.

  Wireless Services

     GTE Mobilnet

     Wireless Services is comprised of GTE Mobilnet ("Mobilnet") and GTE Telecommunications Services Inc. ("GTE TSI").

     Wireless services includes 800 MHz mobile-cellular telephone services, 1.8 GHz Personal Communications Services ("PCS") and cellular transaction processing and support services provided by GTE TSI. Mobilnet provides cellular services and products to over 3 million subscribers through its 800 MHz operations and PCS services.

     GTE TSI provides clearinghouse services and develops and sells software for the cellular telephone industry throughout North America and Europe.

     GTE is one of the largest providers of mobile-cellular telephone services in the United States in terms of population in the areas served. GTE manages or controls 73 metropolitan markets, known as metropolitan statistical areas ("MSAs"), and 52 rural service areas ("RSAs"). GTE's ownership position in U.S. markets was obtained through the FCC lottery and settlement process as well as through purchases and exchanges of licenses with other cellular service providers. GTE's 800 MHz cellular operations serve a population of approximately 52 million POPs, approximately 16 million of which are in the top 30 U.S. markets. In 1996, GTE's U.S. cellular operations increased their customer base by 25 percent to over 3.7 million.

     GTE's cellular licenses were generally granted for an initial ten-year term and are renewable for successive ten-year terms. FCC license renewal applications continue to be filed and are presently being processed by the FCC with no opposition.

     In December 1994, the FCC began the auctions of the first series of new 1.8 GHz PCS licenses. These new licenses will enable up to six additional wireless competitors to enter each market. Two licenses (each at 30 MHz of spectrum) in each of 51 large service areas across the U.S. called "Major Trading Areas" ("MTAs") were issued in June 1995. GTE won licenses in the broadband spectrum auction, held by the FCC, including the Cincinnati, Seattle, Denver and Atlanta MTA's.

     Since GTE's purchase of these 1.8 GHz licenses, GTE has entered into certain transactions that strategically reposition the areas covered by the licenses and permit GTE to focus its energies and resources on the specific areas that most benefit GTE's strategy. In March 1996, GTE purchased the Spokane-Billings MTA license from Poka Lambro Telephone Cooperative, Inc., and simultaneously entered into an agreement to partition certain areas covered by this MTA to Elltel Wireless, Inc., 3 Rivers PCS Inc., and Montana Wireless, Inc. On December 12, 1995, GTE partitioned the areas covered by Yakima and Kittitas counties in the Seattle MTA to Elltel Wireless, Inc.

     In October 1996, GTE entered into agreements with Clifton-Forge Waynesboro Telephone Company, CFW Communications Company, CFW Cellular, Inc. ("CFW"), R&B Communications, Inc. and R&B Telephone ("R&B") under which GTE will purchase from CFW and R&B their combined 60 percent limited partnership interest in the Roanoke MSA Limited Partnership, and GTE shall partition to CFW and R&B portions of its 1.8 GHz Cincinnati MTA license, including the following BTAs: Charleston, West Virginia; Huntington, West Virginia/Ashford, Kentucky; Logan, West Virginia; Portsmouth, Ohio and Williamson, West Virginia/Pikeville, Kentucky. Additionally, CFW shall purchase from GTE a ten percent limited partnership interest in the Virginia RSA 6 Cellular Limited Partnership.

     The PCS network in GTE's remaining franchise areas, which cover approximately 9 million POPs, will be operational in 1997.

     In June 1996, GTE sold the Denver MTA license to a wholly-owned subsidiary of Western Wireless Corporation and sold the Atlanta MTA license to InterCel Inc.

     In 1996, the FCC completed its auctions of four additional licenses (three at 10 MHz of spectrum each and one at 30 MHz) in each of 492 smaller service areas called "Basic Trading Areas" ("BTAs"). The service offerings at these new frequencies will be similar in nature to mobile-cellular telephone service and will offer direct competition once established. GTE did not participate in these auctions.

     GTE's cellular operations have always experienced direct competition from the second cellular licensee in each market. In 1996, GTE began to experience competition from PCS license holders in certain markets. Competition is principally on the basis of service quality, price and coverage area. In addition to the direct cellular competitor in each market, Enhanced Specialized Mobile Radio operators also represent potential competition.

     In 1996, GTE began to deploy Code Division Multiple Access ("CDMA") technology in its markets. This deployment will continue over the next several years. CDMA technology allows for clearer calls and additional capacity to process more calls.

     GTE continued its deployment of Cellular Digital Packet Data services ("CDPD") in 1996. CDPD provides efficient transmission of data over cellular networks with the added benefits of airlink encryption and mobility services. CDPD is a more cost effective means than traditional circuit switched data for users to remotely access their host systems or other services. The service is also a fast, efficient way for cellular users to transmit short bursts of data, such as credit card verifications for retail businesses, service and order information for field sales representatives and delivery tracking for transportation businesses.

     GTE TSI provides transaction processing, software applications and network support services that facilitate the "roaming" of cellular subscribers and the management of cellular markets. GTE TSI serves both large and small customers in a significant portion of domestic markets. GTE TSI competes through product innovation, technology deployment, provision of flexible product solutions and quality customer service.

     GTE Airfone

     GTE Airfone ("Airfone") operates a telecommunications service for passengers onboard aircraft under a license granted by the FCC in 1991. Five other licenses have been granted by the FCC for air-to-ground service, and two companies, In-Flight Phone Corporation (currently in bankruptcy court) and Claircom, have initiated service. During 1995, MCI acquired partial ownership of In-Flight, while Claircom merged with AT&T to become known as AT&T Wireless.

     During 1996, Airfone continued deployment of its new advanced digital GenStar SystemSM, to its contracted airlines. In May 1996, Airfone was awarded the airborne telephone contract with US Air, now known as US Airways. Currently, Airfone has agreements with United, Delta, TWA, US Airways, Reno Air, Midwest Express, United Express, Mexicana and AeroMexico. At December 31, 1996, the GenStar System was installed on approximately 1,566 commercial aircraft in the U.S., Canada and Mexico.

     Internationally, Airfone also offers airborne telecommunications equipment and installations to airlines in Europe and Asia. In Europe, airline partners are: Air France/Air Inter Europe, Alitalia, British Airways, Cross Air and Turkish Airlines. In Asia, airline partners include: All Nippon Airways, Cathay Pacific, China Southern and Thai Airways.

     Airfone formed an alliance with Magnavox, and the alliance markets the Magnastar digital product for the corporate general aviation market. The Magnastar System(SM) includes a digital radio, designed by Magnavox, which links exclusively to the Airfone all-digital GenStar System. As of December 31, 1996, over 500 Magnastar units have been sold.

     Airfone will continue to actively compete for digital service contracts and deploy marketing programs designed to increase system usage based on enhanced quality, reliability, new feature offerings and the flexibility for future capabilities. Current features include data and fax service, conference calling, ground-to-air calling, seat-to-seat calling and a variety of information services.

  Directories

     GTE annually publishes or provides sales and other telephone directory-related services primarily through GTE Directories Corporation ("GTE Directories") for approximately 2,400 directory titles in 47 states, the District of Columbia and 15 foreign countries with a total circulation of approximately 80 million copies. With over sixty years of industry experience, GTE Directories' capabilities include all facets of directory-related services including market identification, analysis and planning; advertising sales; customer service; directory design, production, printing and distribution; billing and collection; and product and service promotion. GTE Directories competes directly within the yellow pages industry which consists of nine major and numerous smaller U.S.-based directory publishers. Indirectly, GTE Directories competes with other advertising-based media such as cable TV, newspapers, television, radio, and direct mail.

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

     In recent years, GTE Directories has developed, tested and supported new products and services that are strategically positioned to increase the use and retention of the printed directory and/or expand its advertiser base. These products and services, such as On Call audiotex services and Quick Tips talking class heading service, offer useful information to consumers and added flexibility for advertisers which enable GTE Directories to build stronger customer relationships by providing products that allow year-round customer contact.

     In January 1996, GTE Directories launched its SuperPages(SM) interactive business directory, an on-line service for consumers and advertisers on the Internet's World Wide Web. SuperPages offers an electronic Yellow Pages with over 11 million business listings as well as a Web search tool. GTE Directories also offers Web site development services as well as on-line advertising services.

     Additionally in January 1996, GTE Directories expanded its core product operations through the acquisition of the rights to publish, print, distribute and sell advertising for more than 200 former Contel directory products previously published by Associated Directory Services Inc.

     Internationally, GTE Directories is a majority partner in GTE Yellow Pages Publishing Kft. which publishes and distributes telephone directories in Hungary. GTE Directories also has a joint venture agreement with Belgacom, Belgium's official telecommunications provider, for the publication and distribution of Belgacom's current printed directories, as well as future electronic directories in Belgium. GTE Directories has a 20 percent ownership interest in the joint venture, Belgacom Directory Services S.A.

     GTE Card Services has marketed a combination calling card/credit card in conjunction with Associates National Bank since September 1992. With its primary markets in GTE telephone operations' service areas and contiguous areas, GTE Card Services has approximately 900,000 card holders with total outstanding credit card balances of approximately $510 million.

     GTE Card Services also entered the prepaid calling card market in late 1994 with the introduction of several GTE prepaid calling cards. The prepaid calling card is a telephone calling card with a preset amount of calling available that is prepaid by the customer when the card is purchased. This card competes in the long-distance market by providing an alternative means of purchasing and controlling long-distance usage for both the business and residential user. These prepaid calling cards are sold in over 4,000 retail outlets such as convenience stores, grocery stores and GTE Phone Marts. GTE Card Services competes in this marketplace through leverage of GTE's brand name and utilization of GTE's exclusive marketing relationships with various licensees.

INTERNATIONAL

     GTE, through its international operations, provides telecommunications services in Canada, Venezuela, Argentina, the Dominican Republic and offers paging services in five cities in China. As of December 31, 1996, GTE's international operations served approximately 5.8 million access lines and provided cellular and paging services to over 700,000 customers.

     Through its ownership of common stock of Anglo-Canadian Telephone Company ("Anglo"), GTE has voting control of BC TELECOM ("BC Tel") and Quebec Telephone ("Quebec Tel").

     At December 31, 1996, BC Tel provided local and long-distance telephone service to customers served by approximately 2.4 million access lines in the province of British Columbia, Canada and provided cellular services to approximately 300,000 subscribers.

     Beginning in 1994 with the introduction of equal access for long-distance services, BC Tel has been impacted by the effects of competition in its markets. At December 31, 1996, BC Tel's long-distance market share was reduced to approximately 75 percent from 83 percent at the end of 1995 and 85 percent at the end of 1994. BC Tel is aggressively addressing competition in the long-distance market through the implementation of customer retention and winback initiatives. In addition, BC Tel and Quebec Tel obtained government approval to enter the cable television and interactive media markets which they intend to pursue in 1997. BC Tel does not experience competition in its local markets today, however, a number of regulatory proceedings are currently underway which would open the marketplace to local competition.

     Quebec Telephone served approximately 286,000 access lines in the province of Quebec, Canada and provided cellular services to approximately 18,000 customers.

     In addition, GTE, through GTE Holdings (Canada) Limited, a Canadian holding company, owns the common stock of Compania Dominicana de Telefonos, C. por A. ("Codetel"), a telephone company providing local and national and international long-distance telephone service in the Dominican Republic.

This company served approximately 590,000 access lines and 57,000 cellular customers at December 31, 1996. Codetel has experienced competition in its international toll and local and national markets. However, the entrance of competitors is being addressed through the implementation of service bundling and aggressive pricing solutions.

     GTE owns, directly and through a multinational consortium, a 25.9 percent ownership interest in Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the telephone company in Venezuela. Under a concession granted by law, CANTV is a full service telecommunications provider offering switched, fixed local and domestic and international long-distance service throughout Venezuela on an exclusive basis until October 2000, except in limited circumstances.

     Beginning in October 2000, however, CANTV will be subject to direct competition for these services. CANTV also offers cellular services, paging services, public telephones, private networks, data transmission, directory services and other value added services.

     GTE and its four consortium partners have a 40 percent ownership interest in CANTV, while GTE, as the owner of 51 percent of the consortium, is managing CANTV. In connection with the Venezuelan government's initial public offering of a portion of its interest in CANTV, GTE acquired a 5.5 percent direct ownership interest at the end of 1996. This brought GTE's effective ownership interest in CANTV to 25.9 percent at December 31, 1996. CANTV had approximately 2.6 million access lines at December 31, 1996 and, through its subsidiary Movilnet, served approximately 214,000 cellular subscribers.

     Due to the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by its ability to increase tariffs. CANTV operates under a Concession Agreement with the Venezuelan government that provides, among other things, for quarterly tariff increases based on the previous rates of inflation in Venezuela. As a result of this lag, in 1996 tariff increases were more than offset by high local inflation. However, ongoing cost reduction and productivity improvement programs improved operating margins when compared with 1995. CANTV believes that as inflation declines, the tariff increase mechanism, coupled with continued rate rebalancing should provide real price increases.

     In April 1996, the Venezuelan government lifted foreign exchange controls allowing the local currency to move to a market-based exchange rate. As a result, the local currency devalued by approximately 65 percent. However, due to the mix of local currency and U.S. dollar denominated assets and liabilities, the devaluation did not have a significant impact on GTE's results. Fluctuations in currency exchange rates have not been significant since this initial devaluation.

     In 1994, a GTE-led consortium, Compania de Telefonos del Interior ("CTI"), was awarded two cellular licenses by the National Telecommunications Commission of Argentina. The concession allows CTI to provide cellular services in the north and south interior regions of Argentina -- areas with a total population of 22 million. Competition began in CTI's markets in April 1996 as the cellular subsidiaries of the local-exchange companies entered the market. GTE, as operator, has a 25.5 percent ownership interest in CTI, and holds a ten-year contract to manage the network. As of December 31, 1996, CTI served over 100,000 cellular customers.

     GTE also has offices in Beijing, China and Sao Paulo, Brazil. These operations are chartered with pursuing business development opportunities within the telecommunications market of each respective country. The first opportunity, announced in December 1995, was the establishment of a joint venture between GTE China and Guangzhou Guangtong Resources Co. to construct a wireless paging system that will eventually encompass 25 metropolitan areas, including Beijing. Paging services were initiated in five Pearl River Delta cities at the end of 1996.

     In Japan, GTE holds a minority interest in nine cellular partnerships created by Nissan Motor Corp. LTD and Japan Telecom Co. LTD to provide 1.5 GHz digital-cellular services throughout Japan. In addition, GTE participates, as a minority owner, in a cellular partnership comprised of a consortium of Japanese companies that provides 1.9 GHz PHS (comparable to PCS) service.

     Early in 1997, the government of Taiwan announced that it had awarded a nationwide license for digital cellular communications services to a consortium in which GTE has a 12 percent interest. GTE will assist in the design, build-out and operation of the system, with service expected to be launched in 1998. GTE estimates that it will invest approximately $90 million in the venture over the next several years.

TECHNOLOGY AND SYSTEMS

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

     During 1996, GSC received orders valued at $1.21 billion, a slight increase compared to 1995. GSC is strengthening its presence with traditional military customers while aggressively attempting to offset a declining defense market by broadening its penetration of the civilian agencies of the Federal government. GSC is exploiting selected niches in the domestic commercial marketplace and transitioning its capabilities, products and services to non-defense applications. GSC is addressing complex telecommunications and information processing needs in markets such as health care, banking and finance in addition to pursuing selected programs and markets in the international defense and commercial telecommunications arenas.

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

     For the years 1996 -- 1994, expenditures for all company-sponsored research and product development and improvement were $122 million, $137 million and $139 million, respectively. Additionally, $126 million, $162 million and $157 million, respectively, was expended for customer-sponsored research and product development and improvement during the same periods. In total, GTE engaged over 1,200 professional scientists and engineers on such activities.

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

     On February 8, 1996, the Telecommunications Act of 1996 ("the Act") became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long-distance services, cable television, and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local exchange, long distance, wireless and cable companies to compete in offering voice, video, and information services.

     A key provision of the Act eliminated the legal restraints of the GTE Consent Decree which kept GTE's telephone operating companies from providing interLATA long-distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA long-distance service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long-distance market. In March 1996, GTE began offering long-distance service to its customers in Michigan and Minnesota. GTE now offers the service, marketed under the name GTE Easy Savings Plan(SM), in all 50 states.

     The Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

     On August 8, 1996, the FCC published its Report and Order ("Order") containing rules implementing Section 251 of the Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Act.

     GTE believes that if the Order was implemented as released, it would cause irreparable harm to incumbent local-exchange carriers ("ILECs") by providing unfair advantages to other carriers who will compete with the ILECs in providing local service in the ILEC's local territory.

     On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral arguments on the merits on January 17, 1997.

     While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

     GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues were released. Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

     GTE is challenging specific state arbitration decisions in all cases where GTE believes Public Utility Commissions have made arbitrary decisions that are inconsistent with the pro-competitive objective of the Act. GTE fully endorses genuine local competition. In 1996 and early 1997, GTE filed one or more complaints in Federal District Court in each of the following states:
California, Florida, Hawaii, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Oklahoma, Oregon, Pennsylvania, Texas, Virginia, Washington and Wisconsin.

     The Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service: Illinois, Michigan, Nevada, Oregon, Pennsylvania, Washington, Wisconsin, California, Florida, Texas, Iowa, North Carolina, Hawaii, Minnesota, Virginia, Alaska, Alabama, Arkansas, Arizona, Idaho, Indiana, Kentucky, Missouri, Nebraska, New Mexico, Ohio, Oklahoma and South Carolina. In addition, nineteen states: Alaska, Arizona, Illinois, Kentucky, Minnesota, Florida, Pennsylvania, Michigan, California, Hawaii, Idaho, Indiana, Nebraska, North Carolina, Ohio, South Carolina, Texas, Washington and Wisconsin have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. GTE has proposals pending in the nine states which have not ordered implementation.

     Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets. In total, approximately 70 percent of Telephone Operations' U.S. regulated revenues, including 100 percent of interstate revenues, are under some form of alternative regulation. As of January 1996, approximately 60 percent of GTE's U.S. telephone access lines were in nine states that have adopted incentive regulation plans for intrastate service, including California, Florida and Texas, the states containing GTE's largest operations.

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

     Under interim changes to its price cap regulatory plan, the FCC adopted three different productivity/sharing options. GTE has elected to operate under two of these options. In the jurisdictions for which GTE selected a 4.0 percent productivity factor (approximately half of its access lines), GTE's telephone subsidiaries must share equally with its ratepayers any realized interstate return on investment above 12.25 percent. All returns higher than 13.25 percent result in a reduction in the price cap in the subsequent year.

     The remaining jurisdictions operate under a 5.3 percent productivity factor option which does not require any earnings sharing. The FCC has established a rulemaking proceeding and is soliciting comments from parties on permanent changes to its price cap regulation plan.

     During 1996, other regulatory and legislative developments occurred at the state level to further open the telecommunications marketplace to competition.

     In March 1996, the California Public Utilities Commission ("CPUC") approved rules permitting local resale competition effective March 31, 1996. The CPUC required GTE to provide interim wholesale discounts of 7 percent on basic residential service and 12 percent on toll and business services to future resale competitors. On October 31, 1996, the Administrative Law Judge arbitrator assigned to AT&T's arbitration request submitted his report. The arbitrator recommends the continued use of the interim wholesale discount for bundled services and proposed prices for unbundled network elements which enable AT&T to serve customers with GTE facilities or a combination of GTE and AT&T facilities and for interconnection. The CPUC approved their arbitration order on January 13, 1997.

     The CPUC approved the merger of Contel of California into GTE California in April 1996. As part of this order, the CPUC ordered $69.7 million to be returned to local, toll, and access customers of both companies over a five-year period beginning in mid-1996. GTE has provided for the impact of this decision in its financial statements.

     On May 8, 1996, the CPUC denied GTE's motion to suspend the indexing mechanism of the price cap formula for 1996. The impact of the 1996 price cap filing, a rate reduction of approximately $40 million, was flowed-through to ratepayers beginning July 1, 1996. The indexing mechanism of the price cap formula will be suspended for 1997 and 1998.

     On December 20, 1996, the CPUC approved GTE's 1997 Price Cap filing. The decision authorizes GTE to collect $27.5 million in rates via a surcharge commencing January 1, 1997.

     Legislation has also streamlined the existing regulatory environment in Florida, Texas, Iowa and Missouri by allowing LECs to replace traditional rate-of-return regulation with price regulation plans.

     Internationally, the pace of regulatory and competitive change has also accelerated. In Canada, the Canadian Radio-television and Telecommunications Commission, the telecommunications regulatory authority, issued an order opening the market for toll services to full competition. To meet this competition, aggressive marketing of customer services and technologically advanced product service offerings have been implemented to minimize loss of market share. In addition, cost saving efforts through planned workforce reductions are being implemented. In the Dominican Republic, competitive pressures for international and local toll traffic have impacted revenues and operating margins. However, government-approved local rate increases, as well as the implementation of productivity improvement programs, are expected to help offset the impact of competition.

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

ENVIRONMENTAL MATTERS

     GTE and some of its present and former subsidiaries, along with other unrelated corporations, have been named as potentially responsible parties at a number of Federal and state "Superfund" sites. These are sites which, although lawfully used in the past, were determined to require remediation. Remediation activities by GTE also continue at some present or formerly owned sites pursuant to other federal or state environmental statutes or regulations. GTE has reviewed the sites in which it has an involvement to establish expected remediation costs. Based on this review, the remediation cost at any individual site or at all sites in the aggregate is not expected to be material. Factors used to evaluate expected GTE costs include remediation and investigation cost estimates as well as legal fees, the number of viable parties involved, the degree of GTE's involvement and past experience. No present value discounting is used. Although the complexity of environmental regulations and the widespread imposition of multi-party joint and several liability at Superfund Sites make it difficult to assess GTE's share of liability, management believes it has made adequate provision in the financial statements.

     GTE's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. These costs include GTE's share of cleanup and other expenses at remediation sites, outlays required to keep existing operations in compliance with increasingly stringent environmental regulations and GTE's underground storage tank replacement program.

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

     From January 1, 1992 to December 31, 1996, GTE made capital expenditures of $20 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 37 percent of gross plant of $54 billion at December 31, 1996.

     At year-end 1996, access lines served in the United States totaled 20 million. In addition, at December 31, 1996, GTE's subsidiary telephone companies in Canada and the Dominican Republic and GTE's affiliate in Venezuela served 5.8 million access lines. At December 31, 1996, 97 percent of GTE's U.S. access lines were connected to digital switches, compared with 83 percent in 1992. During 1996, GTE continued the installation of fiber-optic cable, bringing total miles installed throughout GTE's domestic network to 1,068,000 miles.

     At year-end 1996, GTE had 4 laboratories in the United States.

     All of these properties are generally in good operating condition and adequate to satisfy the needs of the businesses.

     In the fourth quarter of 1995, GTE discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71").

     In general, FAS 71 required GTE's telephone subsidiaries to depreciate their telephone plant and equipment over lives approved by regulators that, in many cases, extended beyond the assets' economic lives. As a result, the recorded net book value of GTE's assets, primarily telephone plant and equipment, was in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to GTE's Consolidated Financial Statements included elsewhere herein for the effects of discontinuing FAS 71 on GTE's recorded property balances.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

     At January 31, 1997, there were approximately 516,000 common shareholders of record.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                        GTE CORPORATION AND SUBSIDIARIES

                                   1ST QTR(A)          2ND QTR         3RD QTR(B)         4TH QTR(C)
                                 ---------------   ---------------   ---------------   ----------------
                                  1996     1995     1996     1995     1996     1995     1996     1995
                                 ------   ------   ------   ------   ------   ------   ------   -------
                                            (MILLIONS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Revenues and sales.............  $4,951   $4,665   $5,293   $4,932   $5,344   $4,996   $5,751   $ 5,364
Operating income...............   1,250    1,164    1,339    1,235    1,445    1,333    1,454     1,324
                                 ------   ------   ------   ------   ------   ------   ------   -------
Income before extraordinary
  charges......................  $  616   $  543   $  642   $  581   $  756   $  695   $  784   $   719
Extraordinary charges..........      --       --       --       --       --       --       --    (4,682)
                                 ------   ------   ------   ------   ------   ------   ------   -------
          Net income (loss)....  $  616   $  543   $  642   $  581   $  756   $  695   $  784   $(3,963)
                                 ------   ------   ------   ------   ------   ------   ------   -------
Earnings (loss) per common
  share:
  Before extraordinary
     charges...................  $  .63   $  .56   $  .66   $  .60   $  .78   $  .72   $  .82   $   .74
  Extraordinary charges........      --       --       --       --       --       --       --     (4.83)
                                 ------   ------   ------   ------   ------   ------   ------   -------
          Net income (loss)....  $  .63   $  .56   $  .66   $  .60   $  .78   $  .72   $  .82   $ (4.09)
                                 ------   ------   ------   ------   ------   ------   ------   -------
Dividends declared per common
  share........................  $  .47   $  .47   $  .47   $  .47   $  .47   $  .47   $  .47   $   .47
                                 ------   ------   ------   ------   ------   ------   ------   -------
Stock market price:
  High.........................  $49.25   $34.88   $45.63   $34.88   $45.00   $39.50   $46.50   $ 45.13
  Low..........................   40.50    30.00    40.88    31.88    37.75    34.13    38.25     38.50
  Close........................   43.38    33.25    44.75    34.13    38.50    39.13    45.38     43.88
                                 ------   ------   ------   ------   ------   ------   ------   -------

---------------
(a) First-quarter 1996 net income includes an after-tax gain on the sale of nonstrategic domestic local-exchange telephone properties of $8 million, or $.01 per share (see Note 13 to the Consolidated Financial Statements).

(b) Third-quarter 1995 net income includes an after-tax gain on the sale of nonstrategic domestic local-exchange telephone properties of $11 million, or $.01 per share (see Note 13 to the Consolidated Financial Statements).

(c) Fourth-quarter 1995 results include after-tax, extraordinary charges of $4.7 billion, or $4.83 per share, primarily as a result of the discontinuance of regulatory accounting under Statement of Financial Accounting Standards No. 71 (see Note 2 to the Consolidated Financial Statements).

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

Or write to:
     Bank of Boston
     c/o Boston EquiServe, L.P.
     P.O. Box 9191
     Boston, MA 02205-9191

For overnight delivery services, use the following address:
     Bank of Boston
     c/o Boston EquiServe, L.P.
     Blue Hills Office Park
     150 Royall Street
     Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates:
     One Exchange Place
     55 Broadway
     New York, NY 10006

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

DIVIDENDS AND EARNINGS

     GTE has generally paid its dividends on the first day of January, April, July and October. Earnings have generally been announced the third week of January, April, July and October. Shareholders may call 1-800-225-5160 at the Bank of Boston to hear quarterly financial highlights.

ANNUAL MEETING

     The 1997 Annual Meeting of Shareholders will be held at 2 p.m. on Wednesday, April 16, in the ballroom of the Hyatt Regency Tampa, Two Tampa City Center, Tampa, Florida.

INVESTOR RELATIONS

     Security analysts, institutional investors and other members of the financial community requesting information about GTE should contact:

     Investor Relations Department
     GTE Corporation
     One Stamford Forum
     Stamford, CT 06904
     203-965-2789
     Int'l Telex: 4750071
     Fax: 203-965-2520

STOCK EXCHANGE LISTINGS

     GTE Corporation is listed on the New York Stock Exchange (symbol: GTE). GTE is also listed on the Chicago, Pacific and other regional stock exchanges in the United States and on stock exchanges in Amsterdam, Basel, Geneva, Lausanne, London, Paris, Zurich and Tokyo.

AUDITORS

Arthur Andersen LLP
400 Atlantic Street
Stamford, CT 06912

REQUESTS FOR ANNUAL REPORTS

     To obtain an additional copy of this annual report or a copy of the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

     An audiocassette version of the 1996 annual report is available to visually impaired shareholders by contacting:

     Editorial Services
     GTE Corporation
     One Stamford Forum
     Stamford, CT 06904
     203-965-3436

OTHER SECURITIES

     Questions regarding the bonds, debentures and preferred securities of GTE or its subsidiaries should be directed to:

     Treasury Department
     GTE Corporation
     One Stamford Forum
     Stamford, CT 06904
     203-965-3425

INFORMATION VIA THE INTERNET

     Internet World Wide Web users can access information on GTE through the following universal resource:

     http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

     Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

ITEM 6.  SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                        GTE CORPORATION AND SUBSIDIARIES

                                                                                                    FIVE-YEAR
                                                                                                      ANNUAL
                                          1996       1995         1994       1993        1992      GROWTH RATE*
                                         -------    -------      -------    -------     -------    ------------
                                                    (MILLIONS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
RESULTS OF OPERATIONS
Revenues and sales
  Local services......................   $ 6,155    $ 5,839      $ 5,234    $ 5,159     $ 4,932         5.3%
  Network access services
                      -- interstate...     2,917      2,741        2,722      2,690       2,774         1.0
                      -- intrastate...     1,701      1,622        1,626      1,708       1,703         (.1)
  Toll services.......................     2,500      2,548        3,285      3,321       3,388        (7.0)
  Cellular services...................     2,562      2,191        1,666      1,178         929        30.2
  Directory services..................     1,527      1,383        1,372      1,438       1,405          .3
  Other services and sales............     3,977      3,633        3,623      3,838       4,394        (2.9)
                                         -------    -------      -------    -------     -------        ----
         Total revenues and sales.....    21,339     19,957       19,528     19,332      19,525         1.8
                                         -------    -------      -------    -------     -------        ----
Cost of services and sales............     8,071      7,537        7,677      7,848       8,229        (1.0)
Selling, general and administrative...     4,010      3,689        3,667      3,817       3,977         (.1)
Depreciation and amortization.........     3,770      3,675        3,432      3,419       3,289         3.1
Restructuring costs...................        --         --           --      1,840(a)       --          --
                                         -------    -------      -------    -------     -------        ----
Operating income......................     5,488      5,056        4,752      2,408(b)    4,030        10.7
                                         -------    -------      -------    -------     -------        ----
Net income (loss)
  Continuing operations(c)............     2,798      2,538        2,441        972       1,761        15.9
  Consolidated(e).....................     2,798     (2,144)(d)    2,441        882        (780)(e)       --
Earnings (loss) per common share
  Continuing operations(c)............      2.89       2.62         2.55       1.03        1.95        13.6
  Consolidated(e).....................      2.89      (2.21)(d)     2.55        .93        (.86)(e)       --
Common dividends declared per share...      1.88       1.88         1.88       1.85        1.76         2.6
Book value per share..................      7.62       7.05(d)     10.85       9.96       10.61        (9.5)
Average common shares outstanding (in
  millions)...........................       969        970          958        945         905         2.0
ASSETS AND CAPITAL
Consolidated assets...................    38,422     37,019(d)    42,500     41,575      42,144        (2.4)
Long-term debt and redeemable
  preferred stock.....................    13,210     12,744       12,236     13,103      14,277        (4.0)
Shareholders' equity..................     7,336      6,871(d)    10,483      9,593      10,076        (8.8)
Net cash from operations..............     5,899      5,033        4,740      5,373       4,832         3.5
Capital expenditures..................     4,088      4,034        4,192      3,893       3,909          .9
CONSOLIDATED RATIOS AND OTHER
  INFORMATION
Return on common equity(e)............      40.2%     (20.3)%       24.8%       8.8%       (8.8)%        --
Return on investment(e)...............      15.6%      (4.2)%       13.1%       6.9%        1.3%         --
Average common equity.................     6,960     10,539        9,838     10,030       8,832        (4.2)
Equity ratio..........................      38.1%      37.9%(d)     46.2%      42.6%       40.2%         --
Average investment....................    24,395     27,150       25,647     27,322      28,057        (3.1)
Research and development..............       122        137          139        135         159        (4.5)
Employees (in thousands)
  Total...............................       102        106          111        117         129        (7.9)
  United States.......................        83         85           89         94         104        (7.3)
                                         -------    -------      -------    -------     -------        ----
INTERNATIONAL OPERATIONS (INCLUDED
  ABOVE)(F)
Revenues and sales....................   $ 2,797    $ 2,583      $ 2,616    $ 2,520     $ 2,401         3.5
Income before extraordinary charges...       361        220          276        328         244         5.4
Total assets..........................     7,129      6,210        5,826      6,096       5,963         3.3
                                         -------    -------      -------    -------     -------        ----

Notes to Selected Financial Data appear on pages 17 and 18.

                            SELECTED FINANCIAL DATA

                        GTE CORPORATION AND SUBSIDIARIES

                                                                                                    FIVE-YEAR
                                                                                                      ANNUAL
                                            1996       1995       1994       1993        1992      GROWTH RATE*
                                           -------    -------    -------    -------     -------    ------------
                                                                  (MILLIONS OF DOLLARS)
NETWORK STATISTICS
Access minutes of use (in millions)......   71,339     64,193     59,247     55,864      52,180         7.8%
Access lines (in thousands)
  Total(g)...............................   25,868     24,126     22,805     22,043      21,427         4.6
  United States(g).......................   20,025     18,527     17,442     17,073      16,819         4.0
    Switched.............................   17,434     16,665     16,037     15,929      15,835         2.3
  U.S. lines per employee................      327        289        252        234         208        11.3
                                           -------    -------    -------    -------     -------        ----
Cellular subscribers (in thousands)
  Total..................................    4,445      3,547      2,660      1,787       1,204        39.8
  United States..........................    3,749      3,011      2,339      1,585       1,090        37.3
                                           -------    -------    -------    -------     -------        ----
Adjusted "POPs" (in millions)(h)
  Total..................................     78.3       76.7       68.0       63.4        60.8         6.2
  United States..........................     61.9       61.7       53.0       53.0        53.1         3.8
                                           -------    -------    -------    -------     -------        ----
U.S. Telephone Operations
  Revenues and sales.....................  $13,965    $13,375    $13,212    $13,162     $13,160         1.2
  Operating income(a)....................    3,982      3,621      3,490      1,962(b)    3,284         6.4
  Operating cash flow margin(i)..........     48.3%      47.8%      46.4%      34.7%       44.1%         --
  Capital expenditures...................    2,690      2,564      2,821      2,811       2,859        (2.5)
                                           -------    -------    -------    -------     -------        ----
U.S. Cellular Operations
  Service revenues.......................  $ 2,347    $ 2,019    $ 1,539    $ 1,082     $   853        29.9
  Operating income.......................      461        410        278        124          77          --
  Operating cash flow margin(i)..........     36.0%      36.8%      35.3%      31.9%       32.9%         --
  Capital expenditures...................      600        709        610        389         376        20.5
                                           -------    -------    -------    -------     -------        ----

---------------

 *  Least-squares method; percentages have been omitted where not meaningful.

(a) See Note 4 on Restructuring Costs.

(b) Includes a $74 million pre-tax charge ($46 million after-tax, or $.05 per share) for the cost of voluntary separation programs at domestic telephone operations.

(c) 1996, 1995, 1994 and 1993 include after-tax gains of $8 million, or $.01 per share; $11 million, or $.01 per share; $162 million, or $.17 per share; and $91 million, or $.10 per share, respectively, on sales of certain nonstrategic domestic local-exchange telephone properties.

(d) See Note 2 on Extraordinary Charges.

(e) 1992 reflects a noncash, after-tax charge of $2.4 billion, or $2.70 per share, for the cumulative effect of accounting changes for postretirement health care and life insurance benefits as well as income taxes, as a result of the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109. "Accounting for Income Taxes," respectively.

     1992 also includes charges totaling $100 million, or $.11 per share, associated with the sale of the Electrical Products Group, which was accounted for as a discontinued operation.

     Excluding the special items described in footnotes (a) through (e), net income, earnings per common share, return on common equity and return on investment would have been:

                                                                                        FIVE-YEAR
                                                                                          ANNUAL
                                      1996      1995      1994      1993      1992     GROWTH RATE*
                                     ------    ------    ------    ------    ------    ------------
        Net income (in
          millions).............     $2,790    $2,527    $2,279    $2,077    $1,761        11.0%
        Earnings per common
          share.................       2.88      2.61      2.38      2.20      1.95         8.9
        Return on common
          equity................       40.1%     23.2%     23.3%     20.4%     15.6%         --
        Return on investment....       15.5%     12.8%     12.5%     11.2%      9.5%         --

(f) Includes GTE's international subsidiaries and affiliates as well as international activities from domestic companies.

(g) Access lines exclude 448,000 and 440,000 net lines sold during 1994 and 1993, respectively. Total access lines include 2.6 million, 2.5 million, 2.3 million, 2.0 million and 1.8 million lines served by CANTV in Latin America in 1996-92, respectively. Excluding the effect of CANTV and the access lines sold during 1994 and 1993, the five-year total access line growth rate was 5.1%.

(h) Represents population to be served times GTE's percentage interest in wireless markets.

(i) Represents operating income before depreciation and amortization divided by revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RETURN TO SHAREHOLDERS

     Maximizing shareholders' long-term total return continues to be GTE's primary financial objective and, for the second straight year, GTE outperformed the average return of the regional Bell operating companies. For 1996, total return to GTE shareholders, consisting of share-price appreciation and dividends, was 7.9%. This compares with the 1996 average total return for the regional Bell operating companies of 0.5%. Over the last two-year period, GTE's total average annual return to shareholders of 28.1% was higher than any of the regional Bell operating companies. For that period the average annual return for the regional Bell operating companies was 22.3%.

     GTE's commitment to shareholder value is supported by clear investment criteria: investments must be in the company's core business, telecommunications, and they must be expected to earn more than their cost of capital over time. GTE's commitment to shareholder value is also supported by a policy of maintaining a dividend payout ratio that is competitive with peer companies. Consistent with this policy, GTE maintained its dividend at $1.88 per share in 1996, resulting in a dividend payout ratio of 65%.

CONSOLIDATED OPERATIONS

     GTE had another outstanding year in 1996. Domestically, GTE realized record growth in access lines and network usage, strong growth in cellular customers and double-digit productivity improvements. Internationally, network service revenues grew 7%, driven by aggressive local rate rebalancing and a 41% increase in cellular customers in Canada and the Dominican Republic.

     Consolidated net income in 1996 was $2.8 billion, or $2.88 per share excluding the impact of gains ($8 million, or $.01 per share) associated with the sale of nonstrategic domestic telephone properties. This compares with consolidated net income in 1995 of $2.5 billion, or $2.61 per share, excluding special items, an improvement of 10%. Special items recorded during 1995 relate to extraordinary charges for the discontinuance of applying the provisions of Statement of Financial Accounting Standards No. 71 ($4.7 billion, or $4.83 per share) and gains related to the sale of nonstrategic domestic telephone properties ($11 million, or $.01 per share).

     GTE's domestic telephone operations experienced record growth, adding 1.5 million access lines, an increase of 8.1%, and achieving an 11.1% increase in minutes of use. During 1996, GTE added 738,000 new domestic cellular customers, bringing total domestic cellular customers to 3,749,000 and total worldwide cellular customers to 4,445,000, representing a 25% growth rate over the 3,547,000 served at the end of 1995.

     Consolidated revenues and sales grew 7% in 1996 to $21.3 billion compared with $20.0 billion reported in 1995. Strong volume growth in telephone operations and substantial increases in cellular customers more than offset lower, more competitive pricing. In the U.S., new price reductions in response to regulatory actions, reduced revenues by approximately $160 million in 1996, bringing cumulative price reductions over the past three years to approximately $950 million. Since 1990, cumulative price reductions have totaled approximately $2.0 billion. Outside the U.S., local rate rebalancing programs in Canada and the Dominican Republic more than offset toll revenue losses resulting from competitive pressures.

     The rollout of new and expanded services also drove the increase in revenues. These services, which include GTE Long Distance, CentraNet(R), data and custom-calling features, such as Caller ID and SmartCall(R), increased 35% to $1,191 million in 1996. This compares to $884 million of revenues recorded in 1995. These new services are expected to continue to contribute a larger percentage of GTE's total revenue stream in future years as a result of strong business and consumer demand.

     Operating income for 1996 reached a record $5.5 billion, up 8.5% from the $5.1 billion reported in 1995. The increase was due to higher revenues and ongoing cost reductions from process re-engineering activities, partially offset by higher costs associated with the expansion of core wireline and wireless businesses as well as investment in new revenue initiatives. Net interest expense declined slightly from 1995 levels as the favorable effects of lower interest rates were partially offset by slightly higher debt balances. Other expense totaled $50 million in 1996 compared with $5 million in 1995, primarily reflecting the higher gains recorded in 1995 in connection with nonstrategic property sales, partially offset by the higher 1996 income from unconsolidated subsidiaries. GTE's effective income tax rate in 1996 remained unchanged from 1995 at 36.6%.

     For a discussion of the use of financial instruments and contingencies, see Notes 9 and 15 to Consolidated Financial Statements. During 1995, GTE adopted accounting principles appropriate for nonregulated companies and recorded extraordinary charges totaling $4.7 billion, or $4.83 per share, as discussed in
Note 2 to Consolidated Financial Statements.

     In 1995, consolidated revenues and sales totaled $20.0 billion compared with $19.5 billion in 1994. Excluding the revenues from the properties sold and the satellite-communications business divested in 1994, consolidated revenues and sales increased 4% in 1995. Strong volume growth in telephone operations and substantial increases in cellular customers more than offset lower, more competitive pricing. In the U.S., price reductions and regulatory actions, primarily in California, reduced revenues by approximately $450 million in 1995.

     Operating income in 1995 increased 8% over 1994, excluding the income attributable to the properties sold. The increase was due to higher revenues, improved cellular operating margins and ongoing cost reductions. Income before special items was $2.5 billion, or $2.61 per share, in 1995, an increase of 10% compared with $2.3 billion, or $2.38 per share, in 1994.

     In 1994, consolidated net income was $2.4 billion, or $2.55 per share, which included after-tax gains on sales of certain nonstrategic domestic telephone properties of $162 million, or $.17 per share.

LOCAL SERVICE REVENUES

     Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 5% to $6.2 billion in 1996. This growth was attributable to placing a record 1.5 million domestic access lines in service during 1996, an 8.1% growth rate, resulting primarily from a 1.1 million, or 17.6%, increase in business lines and 290,000, or 20.8%, increase in residential second lines. The growth in second lines is attributable to strong consumer demand for access to the Internet and online computer services and fax machines. Additionally, 110,000 international access lines were added in 1996 (excluding approximately 134,000 related to CANTV, the Venezuelan telephone company in which GTE has a minority stake).

NETWORK ACCESS SERVICE REVENUES

     Interstate and intrastate network access service revenues are based on fees charged to interexchange carriers that use GTE's U.S. local-exchange network in providing long-distance services to their customers. Network access service revenues of $4.6 billion grew 6% from $4.4 billion in 1995. The impact of the 11.1%
growth in minutes of use of GTE's domestic local-exchange network for long-distance calling was partially offset by competitive and regulatory-mandated rate reductions.

TOLL SERVICE REVENUES

     Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA) and also include revenues of GTE Long Distance service introduced in 1996. Toll service revenues decreased 2% to $2.5 billion from the 1995 level. This slight decline was primarily attributable to price reductions to meet competition and regulatory-mandated rate reductions. Partially offsetting these reductions were revenues related to GTE Long Distance service.

CELLULAR SERVICE REVENUES

     Cellular service revenues grew 17% to $2.6 billion from $2.2 billion in 1995. The growth in revenues was primarily attributable to the growth in customers both in the U.S. and internationally. Total U.S. customers served at the end of 1996 reached 3,749,000, an increase of 24.5% over 1995. Cellular market penetration increased to 7.8% in 1996 compared with 6.3% in 1995. The revenue growth was tempered by a decline in revenues per customer per month in the U.S., reflecting continued growth of casual and security users in the customer base. During the year, revenues per customer in the U.S. averaged $60 per month compared with $63 in 1995, a 4.8% decline.

DIRECTORY SERVICES REVENUES

     Directory services revenues result primarily from the sale of Yellow Pages advertising and also include fees charged to print, publish and distribute telephone directories. GTE annually publishes or provides sales and other directory-related services for approximately 2,400 different directories in 47 states and 15 foreign countries. Directory services revenues increased 10% to $1.5 billion in 1996, reflecting growth in existing markets, acquisitions and market expansions in the U.S., including SuperPages(R) interactive service as well as the timing of international publications.

OTHER SERVICES AND SALES

     Other services and sales include revenues from: GTE Government Systems, which provides integrated telecommunication systems and customized solutions and equipment to U.S. government defense and civilian agencies as well as commercial users both domestically and internationally; GTE Airfone, which provides aircraft-based telecommunication services for passengers; and telephone and cellular equipment sales and services. Other services and sales revenues increased to $4.0 billion in 1996, reflecting a growth rate of 9% due to higher non-network related equipment and systems sales. During 1996, GTE Government Systems received orders valued at $1.2 billion, a slight increase over 1995.

COST OF SERVICES AND SALES

     Cost of services and sales increased 7% to $8.1 billion in 1996 compared with $7.5 billion in 1995, primarily reflecting the growth in sales of telecommunication systems and equipment as well as directory publication costs, partially offset by lower costs related to the impacts of the process re-engineering program at domestic telephone operations. This program, which was substantially completed in 1996, has redesigned and streamlined processes to improve customer responsiveness and product quality, while shortening the time necessary to introduce new products and services, thus further reducing costs. In addition, the consolidation of work centers and the rollout of technologically-advanced systems has reduced labor-intensive processes. For example, Express Dial Tone, which enables a customer to start local service without waiting for a service call, was implemented in most major service territories, and GTE's "One Touch" process, which allows a wide range of customer needs to be satisfied by contacting just one service representative, is now available in most of GTE's domestic telephone service areas.

     U.S. access lines per employee, a key indicator of productivity, totaled 327 at year-end 1996, a 13% increase over 1995 and a 30% increase since the end of 1994.

     By the end of 1996, domestic telephone operations had reduced its U.S. workforce to approximately 61,300 employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 9% in 1996 to $4.0 billion from $3.7 billion in 1995. The growth in these operating costs is primarily related to higher selling and advertising costs, which grew 16% from 1995 levels, associated with the strong customer growth, support of new initiatives and heightened brand awareness, within GTE's core wireline and wireless operations. Partially offsetting these increases were ongoing cost containment and reduction programs, which have been implemented across all business units.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 3% to $3.8 billion in 1996 compared with $3.7 billion in 1995. The increase reflects the expansion of the wireline network to meet demand for additional lines, enhanced calling features and switched data services, and the continued deployment of enabling technologies for broadband services. The wireless network was also expanded to provide significantly higher capacity and to improve service quality.

OTHER INCOME AND EXPENSE

     In 1996, GTE reported other expense of $50 million compared with other expense of $5 million in 1995. Other income and expense is comprised primarily of minority interests, earnings of unconsolidated subsidiaries, which include international ventures and cellular partnerships, and gains on sales of nonstrategic properties.

     Minority interests increased $12 million in 1996 to $239 million as a result of higher earnings in the Canadian operations. The increase in minority interest was more than offset by higher income from unconsolidated subsidiaries.

     Equity in income of unconsolidated subsidiaries improved considerably in 1996, primarily driven by higher earnings from CANTV, the Venezuelan telephone company that is operated by GTE. GTE's results from CANTV were favorably affected by operating improvements stemming from timely rate increases, productivity gains resulting from employee reductions and other cost controls and a stabilizing economy. In contrast during 1995, CANTV operated within a weak economy with currency controls and limited access to international banking and capital markets. As a result of these conditions, CANTV made a relatively small contribution to GTE's 1995 earnings.

     Due to the high level of inflation in Venezuela, CANTV's financial performance is highly dependent on its ability to increase tariffs. In 1995 and 1996, CANTV successfully obtained tariff increases, in accordance with the Concession Agreement with the Venezuelan government.

     GTE continues to view its interest in CANTV as an excellent long-term investment. In the fourth quarter of 1996, GTE purchased $190 million of shares, increasing its ownership in CANTV from 20.4% to 25.9%.

     Partially offsetting GTE's 1996 earnings from CANTV were losses in CTI, the cellular telephone company in Argentina, related to costs associated with improvements to the network and distribution channels as well as customer growth.

     Also included in other income and expense are gains on the sales of nonstrategic domestic telephone properties of $12 million, $16 million and $264 million for 1996, 1995 and 1994, respectively.

REGULATORY AND COMPETITIVE TRENDS

     Significant regulatory and legislative developments occurred during 1996, including the passage of The Telecommunications Act of 1996 (1996 Act). The 1996 Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

     As a result of the 1996 Act, GTE may be faced with increased competition from numerous sources, including local-exchange carriers, competitive access providers, wireless carriers (cellular and PCS), cable providers (terrestrial, wireless and satellite), long-distance companies, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

     Following passage of the 1996 Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require local-exchange carriers to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the 1996 Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

     In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

     The increasingly competitive environment will necessitate continued efforts by GTE to improve productivity factors as well as cost controls and utilize strategic price reductions to maintain market position. However, GTE will also take advantage of the greater freedom it obtained under the 1996 Act to pursue competitive market opportunities, generating new sources of revenue.

     GTE has exercised its right under the 1996 Act to challenge state PUC arbitration orders that govern agreements between GTE and its competitors. In December 1996, GTE filed lawsuits in federal district court in five states -- Pennsylvania, Virginia, Illinois, Washington and Missouri -- on the grounds that the state PUC arbitration orders violated the 1996 Act by (among other things) forcing GTE to provide its services and network elements at unlawfully low prices. In 1997, GTE filed similar lawsuits in federal district court in a number of other states.

     Approximately 60% of GTE's domestic access lines are in nine states that have adopted incentive regulation plans for intrastate service, including California, Florida and Texas, the states where GTE's largest operations are located. Approximately 70% of the regulated revenues for GTE's domestic telephone operations are under some form of alternative regulation, including 100% of the interstate revenues. GTE's 1996 annual interstate access filing was approved by the FCC in June 1996. Overall, the filing resulted in price reductions of $18.3 million, effective July 1, 1996.

     Internationally, the pace of regulatory and competitive change has also accelerated.

     In Canada, a decision was made during 1996 allowing GTE's majority owned subsidiaries entry to the cable-TV and interactive multimedia markets. In addition, a decision is also expected early in 1997 regarding the implementation of price cap regulations that will govern the price, rather than the profits, of GTE's Canadian subsidiaries' products and services.

     In the Dominican Republic, competitive pressures for international and local toll traffic continue to impact revenues and operating margins. However, government-approved local rate increases as well as the implementation of productivity improvement programs are expected to offset the impact of competition.

     GTE continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.

GTE INITIATIVES

     In 1996, GTE continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

     In March 1996, GTE began offering long-distance service, through a nonexclusive agreement with WorldCom, Inc. In July 1996, GTE began offering Internet access services through an agreement with UUNET. At December 31, 1996, GTE was providing long-distance service in all 50 states to over 825,000 customers and nationwide Internet access services to over 70,000 customers.

     In addition, GTE had been granted three video franchises in Pinellas County, Florida, and three video franchises in Ventura County, California. Network construction in those markets is under way and approximately 7,000 new video customers were added during 1996, bringing GTE's total video customer base to approximately 15,000.

     In addition, GTE continues its participation in the americast(R) joint venture with The Walt Disney Company, along with Ameritech, BellSouth Corporation, SBC Communications and Southern New England Telephone. This venture is designed to provide video programming and content for the telecommunications partners' video offerings and work has been initiated in many areas, including the selection of technology and the creation of an advanced navigator.

     During 1996, GTE substantially completed the implementation of the $1.4 billion re-engineering program for its domestic telephone operations. Total costs of the program included $900 million related to improvements in customer service processes, $300 million related to improvements in administration processes and $170 million related to the consolidation of facilities and operations. The plan has produced annualized cost savings of over $1 billion.

     GTE is also actively pursuing expansion of its international operations to capitalize on opportunities for long-term profitable growth.

     In 1996, GTE established a joint venture with a leading Chinese wireless telecommunications operator. GTE has invested approximately $26 million to date, which will be used to design, build and install wireless networks, provide training and offer technical consulting. The venture's first project is to support a wireless paging system that will eventually encompass 25 major metropolitan areas, including Beijing.

     In January 1997, the government of Taiwan awarded a digital cellular license to Pacific Communication Services Co. Ltd., a consortium in which GTE holds a minority interest as the only foreign stakeholder. GTE is expected to invest approximately $90 million into this venture.

CAPITAL INVESTMENT, RESOURCES AND LIQUIDITY

  Return on Equity

     GTE's return on average common equity was 40.1% in 1996 compared with 23.2% in 1995, before considering the extraordinary charges in 1995 and the gains on the sales of certain nonstrategic domestic telephone properties in both years. Including the extraordinary charges and gains on sales of nonstrategic domestic telephone properties, the return on average common equity for 1996 and 1995 was 40.2% and (20.3)%, respectively.

  Capitalization

     GTE targets a capital structure and overall credit position that is appropriate for an "A" rated company. This allows GTE's shareholders to enjoy the benefits of prudent and reasonable financial leverage, while also protecting debtholder interests and ensuring ready access to the capital markets.

     In June 1996, Moody's raised its rating on GTE Corporation's senior debt to A3 from Baa1 and in December 1996, Standard and Poor's raised its rating on GTE Corporation's senior debt to A- from BBB+.

     During 1996, GTE negotiated two new credit facilities for $4.0 billion, including a five-year line of $2.5 billion for GTE Corporation and a 364-day line of $1.5 billion for certain domestic telephone operations. Fifty-seven banks representing 12 countries participated in the syndicated facility, which will be used primarily to back up commercial paper borrowings which replaced multiple bilateral facilities.

     Total equity as a percentage of total capitalization was 38.1% at the end of 1996 compared with 37.9% in 1995.

  Cash Flow

     GTE's cash flow from operations increased to $5.9 billion in 1996 from $5.0 billion in 1995, reflecting improved 1996 operating results.

     Capital expenditures totaled $4.1 billion in 1996, approximately $50 million more than the 1995 level of expenditures. The 1996 total reflected expenditures used for the deployment of broadband video networks in California and Florida, buildout of the new wireless PCS networks and other requirements to support new revenue growth initiatives and expanded service capabilities, partially offset by lower spending on domestic cellular networks. GTE expects capital expenditures to increase slightly in 1997 for the continued expansion of existing domestic and international networks, upgrades associated with the support of expanded services such as video and data, and compliance with the number portability requirements of the 1996 Act.

     During the fourth quarter of 1996, GTE increased its investment in CANTV by $190 million through purchases during the initial public offering of CANTV shares by the government of Venezuela and subsequent market purchases. GTE announced plans to buy as much as $200 million of this offering.

     Also in 1996, GTE announced plans to repurchase up to 25 million shares of its currently issued common stock from time to time, depending on market conditions through July 1997. The repurchase program is in addition to the 20 million share repurchase program announced in 1995. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. At the end of 1996, a total of 27.1 million shares had been repurchased under these programs. Cash used for the purchase of these shares was $1.0 billion in 1996 and $133 million in 1995.

     During 1996, GTE received proceeds of about $261 million for the sales of certain PCS licenses acquired during 1995.

     In 1995, GTE's cash flow from operations increased to $5.0 billion from $4.7 billion in 1994, reflecting improved operating results as well as lower tax payments from nonstrategic property sales and the completion of a major government contract, in 1994. Capital expenditures totaled $4.0 billion in 1995, about 4% below the level of expenditures in 1994. The declining requirements for conversion to digital switching systems offset expansion and enhancements of the cellular network as well as investments in fiber optics and other enabling technologies for broadband services.

     At the end of 1995, GTE redeemed, in advance of scheduled maturity, $932 million of its telephone operating subsidiaries' high-coupon debt issues and 12 series of preferred stock totaling $71 million. The refinancing of the high-coupon debt and preferred stock was completed in 1996.

     In 1997, the funding of dividends and capital requirements for GTE's businesses will be substantially sourced by cash from operations, although GTE's strong financial position allows ready access to worldwide capital markets for any additional cash requirements.

  Forward-Looking Statements

     GTE has projected earnings-per-share growth of not less than 10% for the foreseeable future and consolidated revenue growth in the range of 6% to 8% for 1997. Revenues from GTE's domestic telephone operations are expected to grow by 5% to 6%, with much of the growth driven by expanded services and new initiatives such as long distance, Internet and video services. In the area of long distance, GTE expects to almost double its customer base in 1997 and increase its revenues about seven times. Operating margins for domestic telephone operations are expected to be consistent with similar margins achieved in 1996.

     GTE has projected domestic cellular operations will grow consistent with the industry and will add as many new customers in 1997 as were added in 1996. Cellular revenue per customer, however, is expected to continue a 7% to 8% downward trend as more residential customers and new competitors enter the market.

     GTE continues to project that the amount of net income contributed by its international operations in 1995 will double by the year 2000.

RISK FACTORS

     GTE's forward-looking statements are based upon a series of projections and estimates regarding the economy, the telecommunications industry, the effects of federal, state and local regulations on the industry in general and within our markets, as well as key performance indicators that affect the company directly. These projections and estimates regarding the economy and the telecommunications industry relate to the demand for and pricing of services, the effects of competition, the impact of universal service and the success of new products, services and new businesses such as long distance.

     With regard to the effects of regulation, GTE has assumed fair and reasonable resolutions to any pending and potential federal, state and local regulatory initiatives and proceedings, including arbitration proceedings before various state regulatory commissions. GTE has also assumed the successful outcome of the proceedings filed with the Court of Appeals for the Eighth Circuit challenging the FCC's published Report and Order, dated August 8, 1996, regarding the terms of interconnection, unbundled network elements and resale rates.

     In developing its forward-looking statements, GTE has made certain assumptions relating to key performance indicators that have a direct bearing on GTE's ability to attain these projections. These assumptions include the continued annual growth of telephone access lines and minutes of use; new and expanded services; cellular volumes; and customer growth. They also assume productivity improvements and the absence of disruption to GTE's markets.

     If future events and actual performance differ from that assumed for the risk factors noted above, GTE's actual results could vary significantly from the performance projected in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1996(A).

                           EXECUTIVE OFFICERS OF GTE

                                                                                        DATE ASSUMED
         NAME(B)                                 TITLE                        AGE     PRESENT POSITION
--------------------------    --------------------------------------------    ---     ----------------
Charles R. Lee............    Chairman and Chief Executive Officer            57      May 1992
Kent B. Foster............    President                                       53      June 1995
Michael T. Masin(c).......    Vice Chairman and President -- International    52      June 1995
William P. Barr(d)........    Senior Vice President and General Counsel       46      July 1994
Robert C. Calafell........    Senior Vice President -- Corporate Planning
                              and Development                                 55      March 1995
Armen Der Marderosian.....    Senior Vice President -- Technology
                              and Systems                                     59      July 1995
J. Michael Kelly..........    Senior Vice President -- Finance                40      February 1994
J. Randall MacDonald......    Senior Vice President -- Human Resources
                              and Administration                              48      March 1995
Dan J. Cohrs(e)...........    Vice President and Treasurer                    44      August 1995
Geoffrey C. Gould.........    Vice President -- Government and
                              Federal Regulatory Affairs                      44      January 1995
Harvey W. Greisman........    Vice President -- Corporate Communications      48      January 1997
John P. Z. Kent...........    Vice President -- Taxes                         56      July 1989
Lawrence R. Whitman.......    Vice President and Controller                   45      April 1995
Marianne Drost............    Secretary                                       47      August 1985

---------------
(a) Reference is made to pages 23 to 27 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 16, 1997, which is incorporated herein by reference, for information concerning directors of GTE.

(b) Prior to serving as executive officers of GTE, each of the officers named has been employed in high-level management positions by GTE or a GTE subsidiary for more than five years, with the exception of Michael T. Masin, William P. Barr and Dan J. Cohrs.

(c) Mr. Masin joined GTE as Vice Chairman effective October 20, 1993. He was also elected President -- International on June 30, 1995. He had been a director of GTE since 1989. Prior to joining GTE as Vice Chairman, he was the Managing Partner of the New York Office of O'Melveny & Myers and Co-chair of the firm's international practice group. Mr. Masin joined the firm in 1969 and became a partner in 1977.

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

(e) Mr. Cohrs was elected Vice President and Treasurer on August 3, 1995. He had been Assistant Treasurer -- Capital Markets of GTE Service Corporation since June 1993. Prior to joining GTE, he had been Vice President -- International Finance for Northwest Airlines ("Northwest") in Tokyo, and before that was Northwest's Vice President -- Capital Markets.

ITEM 11.  EXECUTIVE COMPENSATION.

     See pages 7 to 21 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 16, 1997, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See pages 21 to 23 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 16, 1997, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See page 21 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 16, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements:

     Consolidated Financial Statements -- GTE Corporation and Subsidiaries:

     See GTE's consolidated financial statements and report of independent public accountants thereon in the Financial Statements section included elsewhere herein.

         2. Financial Statement Schedules:

     Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1996 -- 1994 (as required):

          II -- Valuation and Qualifying Accounts

     Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

         3. Exhibits:

     See "Index of Exhibits" included elsewhere herein.

     (b) GTE filed a report on Form 8-K dated November 15, 1996, under Item 5, "Other Events." No financial information was filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GTE CORPORATION

                                          --------------------------------------
                                                       (Registrant)

                                          By: /s/   LAWRENCE R. WHITMAN

                                          --------------------------------------
                                                  (Lawrence R. Whitman)
                                              Vice President and Controller

Date: March 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
      (1) Principal executive officer:

           By: /s/ CHARLES R. LEE              Chairman of the Board and        March 13, 1997
---------------------------------------------    Chief Executive Officer
              (Charles R. Lee)
      (2) Principal financial officer:

           By: /s/J. MICHAEL KELLY             Senior Vice                      March 13, 1997
---------------------------------------------    President -- Finance
             (J. Michael Kelly)

      (3) Principal accounting officer:

         By: /s/LAWRENCE R. WHITMAN            Vice President and Controller    March  7, 1997
---------------------------------------------
            (Lawrence R. Whitman)

               (4) Directors:

            By: /s/EDWIN L. ARTZT              Director                         March 15, 1997
---------------------------------------------
              (Edwin L. Artzt)

           By: /s/JAMES R. BARKER              Director                         March 15, 1997
---------------------------------------------
              (James R. Barker)

            By: /s/EDWARD H. BUDD              Director                         March 15, 1997
---------------------------------------------
              (Edward H. Budd)

          By: /s/ROBERT F. DANIELL             Director                         March 15, 1997
---------------------------------------------
             (Robert F. Daniell)

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------


           By: /s/ KENT B. FOSTER              Director                         March 15, 1997
---------------------------------------------
              (Kent B. Foster)

          By: /s/ JAMES L. JOHNSON             Director                         March 15, 1997
---------------------------------------------
             (James L. Johnson)

          By: /s/ RICHARD W. JONES             Director                         March 15, 1997
---------------------------------------------
             (Richard W. Jones)

          By: /s/ JAMES L. KETELSEN            Director                         March 15, 1997
---------------------------------------------
             (James L. Ketelsen)

           By: /s/ CHARLES R. LEE              Director                         March 13, 1997
---------------------------------------------
              (Charles R. Lee)

          By: /s/ MICHAEL T. MASIN             Director                         March 13, 1997
---------------------------------------------
             (Michael T. Masin)

           By: /s/ SANDRA O. MOOSE             Director                         March 15, 1997
---------------------------------------------
              (Sandra O. Moose)

          By: /s/ RUSSELL E. PALMER            Director                         March 15, 1997
---------------------------------------------
             (Russell E. Palmer)

          By: /s/ ROBERT D. STOREY             Director                         March 15, 1997
---------------------------------------------
             (Robert D. Storey)

                                                            FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF INCOME

                        GTE CORPORATION AND SUBSIDIARIES

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                 (MILLIONS OF DOLLARS, EXCEPT
                                                                      PER-SHARE AMOUNTS)
REVENUES AND SALES
Local services................................................  $ 6,155     $ 5,839     $ 5,234
Network access services.......................................    4,618       4,363       4,348
Toll services.................................................    2,500       2,548       3,285
Cellular services.............................................    2,562       2,191       1,666
Directory services............................................    1,527       1,383       1,372
Other services and sales......................................    3,977       3,633       3,623
                                                                 ------      ------      ------
          Total revenues and sales............................   21,339      19,957      19,528
                                                                 ------      ------      ------
OPERATING COSTS AND EXPENSES
Cost of services and sales....................................    8,071       7,537       7,677
Selling, general and administrative...........................    4,010       3,689       3,667
Depreciation and amortization.................................    3,770       3,675       3,432
                                                                 ------      ------      ------
          Total operating costs and expenses..................   15,851      14,901      14,776
                                                                 ------      ------      ------
OPERATING INCOME..............................................    5,488       5,056       4,752
OTHER (INCOME) EXPENSE
Interest -- net...............................................    1,026       1,047       1,059
Other -- net..................................................       50           5        (280)
                                                                 ------      ------      ------
Income before income taxes....................................    4,412       4,004       3,973
Income taxes..................................................    1,614       1,466       1,532
                                                                 ------      ------      ------
Income before extraordinary charges...........................    2,798       2,538       2,441
Extraordinary charges.........................................       --      (4,682)         --
                                                                 ------      ------      ------
NET INCOME (LOSS).............................................  $ 2,798     $(2,144)    $ 2,441
                                                                 ------      ------      ------
EARNINGS (LOSS) PER COMMON SHARE
Before extraordinary charges..................................  $  2.89     $  2.62     $  2.55
Extraordinary charges.........................................       --       (4.83)         --
                                                                 ------      ------      ------
NET INCOME (LOSS).............................................  $  2.89     $ (2.21)    $  2.55
                                                                 ------      ------      ------
Average common shares outstanding (in millions)...............      969         970         958
                                                                 ------      ------      ------

See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                        GTE CORPORATION AND SUBSIDIARIES

                                                                             DECEMBER 31
                                                                       -----------------------
                                                                        1996            1995
                                                                       -------         -------
                                                                       (MILLIONS OF DOLLARS)
ASSETS
Current Assets
Cash and cash equivalents..........................................    $   405         $   332
Receivables, less allowances of $299 and $263......................      4,482           4,227
Inventories and supplies...........................................        673             719
Deferred income tax benefits.......................................        200             330
Other..............................................................        273             284
                                                                       -------         -------
          Total current assets.....................................      6,033           5,892
                                                                       -------         -------
Property, plant and equipment, net.................................     22,902          22,437
Employee benefit plans.............................................      3,639           3,058
Franchises, goodwill and other intangibles.........................      2,507           2,765
Investments in unconsolidated companies............................      2,035           1,745
Other assets.......................................................      1,306           1,122
                                                                       -------         -------
          Total assets.............................................    $38,422         $37,019
                                                                       =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term obligations, including current maturities...............    $ 2,497         $ 2,156
Accounts payable and accrued expenses..............................      4,156           3,858
Taxes payable......................................................        754             890
Accrued restructuring costs........................................         --             512
Dividends payable..................................................        472             476
Other..............................................................        435             420
                                                                       -------         -------
          Total current liabilities................................      8,314           8,312
                                                                       -------         -------
Long-term debt.....................................................     13,210          12,744
Employee benefit plans.............................................      4,688           4,638
Deferred income taxes..............................................      1,474           1,203
Minority interests.................................................      2,316           2,230
Other liabilities..................................................      1,084           1,021
                                                                       -------         -------
          Total liabilities........................................     31,086          30,148
                                                                       -------         -------
Shareholders' Equity
Common stock -- shares issued 980,911,281 and 977,483,844..........         49              49
Additional paid-in capital.........................................      7,248           8,049
Retained earnings (deficit)........................................      1,370            (534)
Guaranteed ESOP obligations........................................       (575)           (603)
Treasury stock -- 17,813,275 and 2,423,284 shares, at cost.........       (756)            (90)
                                                                       -------         -------
          Total shareholders' equity...............................      7,336           6,871
                                                                       -------         -------
          Total liabilities and shareholders' equity...............    $38,422         $37,019
                                                                       =======         =======

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        GTE CORPORATION AND SUBSIDIARIES

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                     (MILLIONS OF DOLLARS)
OPERATIONS
Income before extraordinary charges...........................  $ 2,798     $ 2,538     $ 2,441
Adjustments to reconcile income before extraordinary charges to net cash from operations:
  Depreciation and amortization...............................    3,770       3,675       3,432
  Deferred income taxes.......................................      415         484         248
  Changes in current assets and current liabilities, excluding the effects of acquisitions and dispositions:
       Receivables -- net.....................................     (571)       (561)       (554)
       Other current assets...................................       26         (92)         (4)
       Accrued taxes and interest.............................     (109)        (25)       (209)
       Other current liabilities..............................     (220)       (598)       (262)
  Other -- net................................................     (210)       (388)       (352)
                                                                -------     -------     -------
          Net cash from operations............................    5,899       5,033       4,740
                                                                -------     -------     -------
INVESTING
Capital expenditures..........................................   (4,088)     (4,034)     (4,192)
Acquisitions and investments..................................     (476)       (798)       (244)
Proceeds from sales of assets.................................      337         314       1,163
Other -- net..................................................      (50)         17           4
                                                                -------     -------     -------
          Net cash used in investing..........................   (4,277)     (4,501)     (3,269)
                                                                -------     -------     -------
FINANCING
Common stock issued...........................................      444         385         422
Purchase of treasury stock....................................     (967)       (133)         --
Dividends paid................................................   (1,825)     (1,827)     (1,806)
Long-term debt and preferred securities issued................    2,038       1,098       2,345
Long-term debt and preferred securities retired...............     (582)     (1,553)     (1,178)
Increase (decrease) in short-term obligations, excluding
  current maturities..........................................     (725)      1,529      (1,278)
Other -- net..................................................       68         (22)         25
                                                                -------     -------     -------
          Net cash used in financing..........................   (1,549)       (523)     (1,470)
                                                                -------     -------     -------
Increase in cash and cash equivalents.........................       73           9           1
Cash and cash equivalents:
  Beginning of year...........................................      332         323         322
                                                                -------     -------     -------
  End of year.................................................  $   405     $   332     $   323
                                                                -------     -------     -------
CASH PAID DURING THE YEAR FOR
Interest......................................................  $ 1,088     $ 1,133     $ 1,084
  Income taxes................................................    1,325         985       1,598
                                                                -------     -------     -------

See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        GTE CORPORATION AND SUBSIDIARIES

                                                      ADDITIONAL   RETAINED   GUARANTEED
                                 PREFERRED   COMMON    PAID-IN     EARNINGS      ESOP       TREASURY
                                   STOCK     STOCK     CAPITAL     (DEFICIT)  OBLIGATIONS    STOCK      TOTAL
                                 ---------   ------   ----------   --------   -----------   --------   -------
                                                             (MILLIONS OF DOLLARS)
SHAREHOLDERS' EQUITY,
  DECEMBER 31, 1993............    $ 111      $ 48      $7,309     $  2,769      $(644)     $     --   $ 9,593
Net income.....................                                       2,441                              2,441
Dividends declared.............                                      (1,800)                            (1,800)
Common stock issued under
  employee and shareholder
  plans (13,323,033 shares)....                            395                                             395
Retirement of preferred stock
  (4,000,000 shares)...........     (100)                                                                 (100)
Other..........................       (1)                  (77)          12         20                     (46)
                                   -----       ---      ------       ------     ------       -------    ------
SHAREHOLDERS' EQUITY,
  DECEMBER 31, 1994............       10        48       7,627        3,422       (624)           --    10,483
Net loss.......................                                      (2,144)                            (2,144)
Dividends declared.............                                      (1,824)                            (1,824)
Common and treasury stock
  issued under employee and
  shareholder plans (13,564,835
  shares)......................                  1         369                                    43       413
Purchase of treasury stock
  (3,589,200 shares)...........                                                                 (133)     (133)
Retirement of preferred stock
  (265,895 shares).............      (10)                                                                  (10)
Other..........................                             53           12         21                      86
                                   -----       ---      ------       ------     ------       -------    ------
SHAREHOLDERS' EQUITY, DECEMBER
  31, 1995.....................       --        49       8,049         (534)      (603)          (90)    6,871
Net income.....................                                       2,798                              2,798
Dividends declared.............                           (915)        (905)                            (1,820)
Common and treasury stock
  issued under employee and
  shareholder plans (11,570,646
  shares)......................                            110                                   340       450
Purchase of treasury stock
  (23,533,200 shares)..........                                                               (1,006)   (1,006)
Other..........................                              4           11         28                      43
                                   -----       ---      ------       ------     ------       -------    ------
SHAREHOLDERS' EQUITY, DECEMBER
  31, 1996.....................    $  --      $ 49      $7,248     $  1,370      $(575)     $   (756)  $ 7,336
                                   =====       ===      ======       ======     ======       =======    ======

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     GTE Corporation and subsidiaries (GTE) is the largest U.S.-based local telephone company. GTE's domestic and international operations serve 25.9 million access lines in the United States, Canada, the Dominican Republic and Venezuela. GTE is a leading cellular operator in the United States, with the potential of serving 61.9 million cellular and personal communications services customers. Outside the United States, GTE operates cellular networks serving some 16.4 million POPs through subsidiaries in Canada and the Dominican Republic and affiliates in Venezuela and Argentina. GTE is also a leader in government and defense communications systems and equipment, aircraft-passenger telecommunications, directories and telecommunications-based information services and systems.

  Basis of Presentation

     GTE prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

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

     Reclassifications of prior-year data have been made, when appropriate, to conform to the 1996 presentation.

  Revenue Recognition

     Revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are generally accounted for using the percentage of completion method, with revenues recognized in the proportion that costs incurred bear to the estimated total costs at completion. Expected losses on such contracts, if any, are charged to income currently.

  Depreciation and Amortization

     Prior to 1996, GTE's telephone subsidiaries provided for depreciation on a straight-line basis over asset lives approved by regulators. In 1996, GTE's telephone subsidiaries began providing for depreciation on a straight-line basis over the estimated economic lives of their assets (see Note 2). All other subsidiaries provide for depreciation on a straight-line basis over the estimated economic lives of their assets.

     Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited or 40 years, whichever is less. Amortization expense for consolidated subsidiaries was $90 million, $87 million and $71 million in 1996-94, respectively. Accumulated amortization was $488 million and $404 million at December 31, 1996 and 1995, respectively.

     Goodwill resulting from investments in unconsolidated subsidiaries is amortized on a straight-line basis over the periods to be benefited or 40 years, whichever is less.

  Foreign Currency Translation

     Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in shareholders' equity. Translation gains and losses of affiliates operating in highly-inflationary economies are included in net income as they occur.

  Employee Benefit Plans

     Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separation are recognized in the period in which they occur.

  Income Taxes

     Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

     Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating approximately $551 million at December 31, 1996, as such earnings are expected to be permanently reinvested in these companies.

  Earnings Per Common Share

     Earnings per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Common share equivalents have been excluded from this computation since they do not have a dilutive effect of 3% or more.

  Cash and Cash Equivalents

     Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

  Inventories and Supplies

     Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

2.  EXTRAORDINARY CHARGES

     In response to legislation and the increasingly competitive environment in which telephone subsidiaries expect to operate, GTE discontinued the use of FAS 71 in the fourth quarter of 1995.

     As a result of the decision to discontinue FAS 71, GTE recorded a noncash, after-tax extraordinary charge of $4.6 billion (net of tax benefits of $2.8 billion), or $4.79 per share, in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment of domestic telephone subsidiaries through an increase in accumulated depreciation. GTE shortened the depreciable lives of its telephone plant and equipment in 1996, as follows:

                                                                             DEPRECIABLE
                                                                                LIVES
                                                                           ---------------
                               ASSET CATEGORY                              BEFORE    AFTER
    ---------------------------------------------------------------------  -----     -----
    Copper...............................................................  20-30       15
    Switching equipment..................................................  17-19       10
    Circuit equipment....................................................  11-13        8
    Fiber-optic cable....................................................  25-30       20

     In addition, during 1995, GTE redeemed, prior to their stated maturity, 12 series of its preferred stock totaling $71 million and $932 million of its telephone operating subsidiaries' long-term debt. These redemptions resulted in an after-tax extraordinary charge of $41 million (net of tax benefits of $21 million), or $.04 per share.

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

     GTE's investments in unconsolidated subsidiaries include its investments in Compania Anonima Nacional Telefonos de Venezuela (CANTV) and Compania de Telefonos del Interior (CTI) as well as its investments in cellular partnerships in the United States and other international investments.

     During 1996, GTE increased its ownership in CANTV from 20.4% to 25.9% through the purchase of $190 million of additional shares in connection with the initial public offering of CANTV shares by the Venezuelan government and subsequent market purchases. CANTV is the primary provider for local, national long-distance and international long-distance telephone service in Venezuela. CANTV also provides other telecommunications and related services, including cellular and directory advertising services. At December 31, 1996 and 1995, GTE had an investment in CANTV of $1.5 billion and $1.2 billion, including $812 million and $758 million of goodwill, respectively.

     GTE has a 25.5% ownership interest in CTI, an international consortium providing cellular services in the north and south interior regions of Argentina. At December 31, 1996 and 1995, GTE had an investment in CTI of $113 million and $88 million, respectively, and through December 31, 1996 provided $109 million in guarantees to banks and other shareholders.

     Other investments in unconsolidated subsidiaries, primarily cellular partnerships, were $400 million and $461 million at December 31, 1996 and 1995, respectively, including goodwill for both periods of approximately $24 million.

4.  RESTRUCTURING COSTS

     During 1993, GTE recorded one-time restructuring costs of $1.8 billion, which reduced net income by $1.2 billion, or $1.22 per share. The restructuring costs included $1.4 billion for domestic telephone operations' re-engineering plan to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. Also included was a $400 million reduction in the carrying value of satellite communications and other assets. The re-engineering plan was substantially completed in 1996 consistent with the original cost estimates.

     From the inception of the plan through December 31, 1996, 224 work centers were closed, and workforce reductions of approximately 17,000 have occurred. Total costs are comprised of $900 million related to customer service processes, $300 million related to administration processes and $170 million related to the consolidation of facilities and operations. These expenditures were primarily associated with the closure and relocation of the various centers, software enhancements and separation benefits related to employee reductions.

5.  SHAREHOLDERS' EQUITY

  Preferred Stock

     During 1995, GTE retired, prior to its stated maturity, preferred stock of approximately $10 million (see Note 2).

  Common Stock

     The authorized common stock of GTE at December 31, 1996 consisted of two billion shares with a par value of $.05 per share. In August 1996, GTE's Board of Directors authorized the repurchase of up to 25 million shares of GTE common stock in the open market or in privately negotiated transactions. The repurchase of shares will occur from time to time through July 1997, depending on market conditions, and may be either suspended or discontinued. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. The repurchase program is in addition to the 20 million share buy-back program announced in August 1995, which has been completed.

  Additional Paid-In Capital

     Dividends for the first and second quarters of 1996 were paid entirely from additional paid-in capital as a result of the extraordinary charges taken as of December 31, 1995 in connection with the discontinuance of FAS 71 (see Note 2). Beginning in the third quarter, dividends were paid from retained earnings.

     Additional paid-in capital includes the cumulative foreign currency translation adjustment of $(173) million, $(192) million and $(207) million at December 31, 1996-94, respectively, and the unrealized gains (losses) on investments in debt and equity securities of $5 million, $20 million and $(22) million at December 31, 1996-94, respectively.

6.  STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

  Stock Option Plans

     GTE maintains broad-based employee stock option plans. The options may be granted separately or in conjunction with stock appreciation rights. The options allow the purchase of GTE common stock at the market price on the date of grant and have a term of 10 years. The options vest over periods not exceeding seven years.

     The number of shares that are available for granting in each year is limited to four-tenths of one percent of GTE's outstanding common stock as of December 31 of the preceding year. Any unused amount is carried forward and made available for granting in the subsequent year.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, GTE continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The differences between the recognition and measurement provisions of FAS 123 and APB 25 are not significant to GTE's results of operations.

     The following table summarizes stock option activity during each of the last three years:

                                                                          STOCK      AVERAGE
                                                                         OPTIONS      PRICE
                                                                         -------     -------
                                                                         (NUMBER OF OPTIONS
                                                                            IN THOUSANDS)
    Balance, December 31, 1993.........................................    8,472     $ 30.19
      Options granted..................................................    4,118       32.53
      Options exercised................................................     (173)      25.09
      Options cancelled or forfeited...................................     (153)      33.12
                                                                          ------       -----
    Balance, December 31, 1994.........................................   12,264       31.01
      Options granted..................................................    5,728       33.54
      Options exercised................................................   (2,375)      29.17
      Options cancelled or forfeited...................................     (183)      33.16
                                                                          ------       -----
    Balance, December 31, 1995.........................................   15,434       32.21
      Options granted..................................................   13,268       41.96
      Options exercised................................................   (2,634)      30.29
      Options cancelled or forfeited...................................     (154)      37.51
                                                                          ------       -----
    Balance, December 31, 1996.........................................   25,914     $ 37.36
                                                                          ======       =====

     At December 31, 1996, 8.1 million options were exercisable.

  Shareholder Rights Plan

     GTE maintains a shareholder rights plan. Under the original provisions of this plan, a right to purchase one one-thousandth of a share of series A participating no par preferred stock for $200 (a "Right") was granted for each outstanding share of GTE common stock. As a result of a two-for-one stock split effected after the adoption of the plan, each share of GTE common stock is currently entitled to one-half of a Right. The Rights become exercisable only if a person or group, without GTE's prior consent, (i) acquires or commences a tender or exchange offer for 20% or more of GTE common stock, or (ii) acquires 10% or more of GTE common stock and executes an agreement with GTE to effect a merger or other business combination. The Rights have certain anti-takeover effects designed to cause substantial dilution to a person or group that attempts to acquire GTE on terms not approved by GTE's Board of Directors. The Rights may be redeemed by GTE at a price of $.01 per Right, at any time prior to becoming exercisable. Rights that are not redeemed or exercised will expire on December 7, 1999.

7.  MINORITY INTERESTS

     Minority interests in equity of subsidiaries includes the following:

                                                                          1996       1995
                                                                         ------     ------
                                                                           (MILLIONS OF
                                                                             DOLLARS)
    Minority interests in consolidated subsidiaries:
      BC TEL (50.7% GTE ownership)...................................    $  784     $  721
      Quebec Telephone (50.6% GTE ownership).........................        84         81
      Cellular partnerships and other................................       139        117
    Preferred securities issued by subsidiaries......................     1,309      1,311
                                                                         ------     ------
              Total minority interests in equity of subsidiaries.....    $2,316     $2,230
                                                                         ======     ======

     Preferred securities issued by subsidiaries include $1.0 billion of Monthly Income Preferred Securities which are subject to mandatory redemption. These securities, issued by GTE Delaware, a limited partnership holding solely GTE debentures, have cumulative annual dividend rates of 8.75% to 9.25% and maturities of 30 years.

8.  DEBT

     Long-term debt as of December 31 was as follows:

                                                                        1996        1995
                                                                       -------     -------
                                                                          (MILLIONS OF
                                                                            DOLLARS)
    GTE Corporation:
      Debentures, maturing 1998 through 2023, average rate 9.0%....    $ 3,350     $ 3,350
      Guaranteed ESOP obligations, maturing 1998 through 2005,
         average rate 9.7%.........................................        593         624
      Sinking fund debenture, maturing in 2017, at a rate of
         10.8%.....................................................        200         200
      Secured borrowings and other, maturing 2001 through 2010,
         average rates 6.0% and 9.9%...............................        411          22
                                                                       -------     -------
                                                                         4,554       4,196
    Telephone Subsidiaries:
      First mortgage bonds, sinking fund debentures and notes,
         maturing through 2031, average rate 7.6%..................      7,835       6,741
    Other Subsidiaries:
      Sinking fund debentures and notes, maturing through 2009,
         average rates 7.5% and 7.7%...............................      1,062       1,056
    Commercial paper expected to be refinanced on a long-term
      basis........................................................        631       1,306
                                                                       -------     -------
              Total principal amount...............................     14,082      13,299
      Less: premium and (discount) -- net..........................         12         (62)
                                                                       -------     -------
              Total................................................     14,094      13,237
      Less: current maturities.....................................       (884)       (493)
                                                                       -------     -------
              Total long-term debt.................................    $13,210     $12,744
                                                                       =======     =======

     Estimated payments of long-term debt during the next five years are: $884 million in 1997; $1,444 million in 1998; $1,135 million in 1999; $781 million in 2000; and $1,297 million in 2001.

     GTE's telephone subsidiaries finance part of their construction programs through the use of short-term loans, including commercial paper, which are refinanced at later dates by issues of long-term debt or equity.

     First mortgage bonds issued by GTE's telephone subsidiaries are secured by a lien on substantially all telephone property, plant and equipment.

     Total short-term obligations were as follows:

                                                                          1996       1995
                                                                         ------     ------
                                                                           (MILLIONS OF
                                                                             DOLLARS)
    Commercial paper -- average rates 5.6% and 5.9%..................    $1,580     $1,650
    Notes payable to banks -- average rates 6.5% and 9.7%............        33         13
    Current maturities of long-term debt.............................       884        493
                                                                         -------    -------
              Total..................................................    $2,497     $2,156
                                                                         =======    =======

     GTE and its subsidiaries had available unused lines of credit aggregating $4.5 billion at December 31, 1996.

9.  FINANCIAL INSTRUMENTS

     GTE enters into a variety of financial instruments to hedge its exposure to fluctuations in interest and foreign exchange rates and in compensation expense related to GTE's common stock price appreciation. Amounts to be paid or received under interest rate swaps are accrued as interest expense. Gains or losses on foreign exchange contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains or losses on the foreign currency obligations being hedged. Gains or losses on purchased options indexed to GTE's common stock, which hedge GTE's exposure to compensation expense related to outstanding stock appreciation rights (SARs), are recognized based on fluctuations in the market price of GTE's common stock. Gains or losses recognized on purchased options offset SARs expense or income in GTE's consolidated statements of income.

     At December 31, 1996 and 1995, GTE had entered into interest rate swap agreements primarily to convert $800 million and $516 million, respectively, of floating rate long-term and short-term debt to fixed rates. GTE had entered into foreign exchange contracts having a contract value of $484 million and $8 million at December 31, 1996 and 1995, respectively. Purchased options having a contract value of $428 million and $256 million were outstanding at December 31, 1996 and 1995, respectively.

     At December 31, 1996 and 1995, GTE had entered into forward interest swap agreements and forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on $400 million and $850 million, respectively, of debt expected to be refinanced in the following year. Gains and losses recognized upon the expiration or settlement of forward interest swap agreements and forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated refinanced debt as an offset or addition to interest expense.

     The risk associated with these off-balance-sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest and exchange rates as well as the market price of GTE's common stock. GTE carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

     The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1996 and 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $450 million and $900 million, respectively.

10.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 was as follows:

                                                                       1996         1995
                                                                     --------     --------
                                                                     (MILLIONS OF DOLLARS)
    Land.........................................................    $    364     $    372
    Buildings....................................................       4,395        4,195
    Plant and equipment..........................................      42,963       41,115
    Work in progress and other...................................       5,759        5,265
                                                                      -------      -------
              Total..............................................      53,481       50,947
    Accumulated depreciation.....................................     (30,579)     (28,510)
                                                                      -------      -------
              Total property, plant and equipment -- net.........    $ 22,902     $ 22,437
                                                                      =======      =======

     Depreciation expense in 1996-94 for GTE's telephone subsidiaries was equivalent to a composite average percentage of 7.0%, 7.2% and 7.0%, respectively.

11.  EMPLOYEE BENEFIT PLANS

  Retirement Plans

     GTE sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

     The components of the net pension credit for 1996-94 were as follows:

                                                               1996        1995       1994
                                                              -------     -------     -----
                                                                  (MILLIONS OF DOLLARS)
    Benefits earned during the year.........................  $   250     $   213     $ 269
    Interest cost on projected benefit obligations..........      593         568       542
    Return on plan assets:
      Actual................................................   (2,079)     (2,420)      (29)
      Deferred..............................................      943       1,413      (971)
    Other -- net............................................     (138)       (177)     (168)
                                                              -------     -------     ------
              Net pension credit............................  $  (431)    $  (403)    $(357)
                                                              =======     =======     ======

     The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

     The funded status of the plans and the net prepaid pension cost at December 31, 1996 and 1995, were as follows:

                                                                        1996        1995
                                                                       -------     -------
                                                                          (MILLIONS OF
                                                                            DOLLARS)
    Vested benefit obligations.......................................  $ 5,644     $ 5,361
                                                                       -------     -------
    Accumulated benefit obligations..................................  $ 6,260     $ 5,996
                                                                       -------     -------
    Plan assets at fair value........................................  $15,097     $13,695
    Less: Projected benefit obligations..............................    8,067       7,732
                                                                       -------     -------
    Excess of assets over projected obligations......................    7,030       5,963
    Unrecognized net transition asset................................     (427)       (533)
    Unrecognized net gain............................................   (3,230)     (2,602)
                                                                       -------     -------
              Net prepaid pension cost...............................  $ 3,373     $ 2,828
                                                                       =======     =======

     Included in the previous table are prepaid pension costs of $3.6 billion and $3.1 billion and accrued pension liabilities of $266 million and $230 million for 1996 and 1995, respectively.

     Assumptions used to develop the projected benefit obligations at December 31, 1996 and 1995, were as follows:

                                                                         1996     1995
                                                                         ----     ----
        Discount rate................................................    7.50%    7.50%
        Rate of compensation increase................................    5.25%    5.25%

  Postretirement Benefits Other Than Pensions

     Substantially all of GTE's employees are covered under postretirement health care and life insurance benefit plans. In addition, many retirees outside the U.S. are covered by government sponsored and administered programs. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit provisions. GTE funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

     The postretirement benefit cost for 1996-94 included the following components:

                                                                    1996     1995     1994
                                                                    ----     ----     ----
                                                                    (MILLIONS OF DOLLARS)
    Benefits earned during the year...............................  $ 49     $ 46     $ 57
    Interest on accumulated postretirement benefit obligations....   255      258      259
    Actual return on plan assets..................................   (21)     (41)       6
    Amortization of prior service benefits........................   (53)     (50)     (54)
    Other -- net..................................................    (2)      17      (14)
                                                                    ----     ----     ----
      Postretirement benefit cost.................................  $228     $230     $254
                                                                    ====     ====     ====

     The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31, 1996 and 1995:

                                                                          1996       1995
                                                                         ------     ------
                                                                           (MILLIONS OF
                                                                             DOLLARS)
    Accumulated postretirement benefit obligations attributable to:
         Retirees......................................................  $2,812     $2,815
         Fully eligible active plan participants.......................     293        254
         Other active plan participants................................     960        969
                                                                         ------     ------
    Total accumulated postretirement benefit obligations...............   4,065      4,038
    Less: Fair value of plan assets....................................     416        353
                                                                         ------     ------
    Excess of accumulated obligations over plan assets.................   3,649      3,685
    Unrecognized prior service benefits................................     554        563
    Unrecognized net loss..............................................     (62)      (114)
                                                                         ------     ------
      Accrued postretirement benefit obligations.......................  $4,141     $4,134
                                                                         ======     ======

     The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1996 costs by $36 million and the accumulated postretirement benefit obligations as of December 31, 1996 by $395 million.

  Savings and Stock Ownership Plans

     GTE sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, GTE provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $80 million, $85 million and $76 million in the years 1996-94, respectively.

     GTE maintains an Employee Stock Ownership Plan (ESOP). In 1989, the ESOP borrowed $700 million to acquire, at market value, 24.6 million shares of GTE common stock, which will be used to meet GTE's contributions to certain employee savings plans through the year 2004. The unpaid balance of the loan, which has been guaranteed by GTE, is included in the accompanying consolidated balance sheets as long-term debt with a similar reduction in shareholders' equity. The debt service payments, including interest, made by the ESOP for the years 1996-94 totaled $92 million, $88 million and $84 million, respectively. These payments were funded by $45 million, $45 million and $46 million of dividends accumulated on the GTE stock held by the ESOP and by $47 million, $43 million and $38 million of cash contributions by GTE in 1996-94, respectively.

12.  INTEREST -- NET

     The components of interest -- net are as follows:

                                                            1996       1995       1994
                                                           ------     ------     ------
                                                              (MILLIONS OF DOLLARS)
        Interest expense.................................  $1,146     $1,151     $1,139
        Interest capitalized.............................     (61)       (49)       (28)
        Interest income..................................     (59)       (55)       (52)
                                                           ------     ------     ------
                  Total..................................  $1,026     $1,047     $1,059
                                                           ======     ======     ======

13.  OTHER -- NET

     The components of other -- net are as follows:

                                                             1996      1995      1994
                                                             -----     -----     -----
                                                               (MILLIONS OF DOLLARS)
        Minority interests.................................  $ 239     $ 227     $ 140
        Preferred dividends................................     17        22        28
        Equity in income of unconsolidated companies.......   (201)     (107)      (74)
        Gains on sales of nonstrategic telephone
          properties.......................................    (12)      (16)     (264)
        Other..............................................      7      (121)     (110)
                                                             -----     -----     -----
                  Total....................................  $  50     $   5     $(280)
                                                             =====     =====     =====

     GTE has completed its program to sell or exchange nonstrategic domestic local-exchange telephone properties (representing less than 5% of its U.S. access lines). Telephone properties serving 11,700 access lines, 10,000 access lines and 448,000 access lines were sold in 1996-94, respectively, for cash of $30 million, $30 million and $900 million. Pretax gains, associated with these sales, were recorded by GTE in 1996-94 of $12 million, $16 million and $264 million, respectively.

14.  INCOME TAXES

     Income before income taxes is as follows:

                                                            1996       1995       1994
                                                           ------     ------     ------
                                                              (MILLIONS OF DOLLARS)
        Domestic.........................................  $3,799     $3,550     $3,465
        Foreign..........................................     613        454        508
                                                           ------     ------     ------
                  Total..................................  $4,412     $4,004     $3,973
                                                           ======     ======     ======

     The income tax provision (benefit) is as follows:

                                                            1996       1995       1994
                                                           ------     ------     ------
                                                              (MILLIONS OF DOLLARS)
        Current:
          Federal........................................  $  851     $  711     $  927
          Foreign........................................     241        173        192
          State and local................................     107         98        165
                                                           ------     ------     ------
                                                            1,199        982      1,284
                                                           ------     ------     ------
        Deferred:
          Federal........................................     399        439        269
          Foreign........................................     (38)        14         (1)
          State and local................................      97         90         56
                                                           ------     ------     ------
                                                              458        543        324
                                                           ------     ------     ------
        Amortization of deferred investment tax
          credits -- net.................................     (43)       (59)       (76)
                                                           ------     ------     ------
                  Total..................................  $1,614     $1,466     $1,532
                                                           ======     ======     ======

     The amortization of deferred investment tax credits -- net relates to the amortization of investment tax credits previously deferred by GTE's telephone subsidiaries.

     A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                            1996       1995       1994
                                                           ------     ------     ------
                                                              (MILLIONS OF DOLLARS)
        Amounts computed at statutory rates..............  $1,544     $1,401     $1,391
        State and local income taxes, net of federal tax
          benefits.......................................     133        122        144
        Minority interests and preferred stock
          dividends......................................      44         43         42
        Amortization of investment tax credits -- net....     (43)       (59)       (76)
        Other differences -- net.........................     (64)       (41)        31
                                                           ------     ------     ------
                  Total provision........................  $1,614     $1,466     $1,532
                                                           ======     ======     ======

     The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                    1996        1995
                                                                   -------     -------
                                                                      (MILLIONS OF
                                                                        DOLLARS)
        Depreciation and amortization............................  $ 1,696     $ 1,605
        Employee benefit obligations.............................   (1,870)     (1,899)
        Prepaid pension cost.....................................    1,189         971
        Investment tax credits...................................       95         138
        Other -- net.............................................      164          58
                                                                   -------     -------
                  Total..........................................  $ 1,274     $   873
                                                                   =======     =======

15.  COMMITMENTS AND CONTINGENCIES

     GTE has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $392 million, $384 million and $419 million in 1996-94, respectively. Minimum rental commitments under noncancelable leases through 2001 do not exceed $221 million annually and aggregate $883 million thereafter.

     GTE and its unconsolidated affiliates are subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions, government contracts and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of GTE.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of GTE Corporation:

     We have audited the consolidated financial statements of GTE Corporation (a New York corporation) and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 as set forth on pages 30 through 45 of this report. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

Stamford, Connecticut
January 28, 1997

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

Charles R. Lee
Chairman and
Chief Executive Officer

J. Michael Kelly
Senior Vice President -- Finance and
Chief Financial Officer

                                                             SUPPORTING SCHEDULE

                                                                     SCHEDULE II

                        GTE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 -- 1994
                             (MILLIONS OF DOLLARS)

                                                                 COLUMN C
                                                       ----------------------------
                                           COLUMN B             ADDITIONS              COLUMN D      COLUMN E
                                          ----------   ----------------------------   -----------   ----------
                COLUMN A                  BALANCE AT    CHARGED         CHARGED       DEDUCTIONS    BALANCE AT
----------------------------------------  BEGINNING    (CREDITED)    (CREDITED) TO       FROM         END OF
DESCRIPTION                                OF YEAR     TO INCOME    OTHER ACCOUNTS    RESERVES(1)      YEAR
----------------------------------------  ----------   ----------   ---------------   -----------   ----------
DECEMBER 31, 1996
  Allowance for uncollectible
     accounts...........................    $  263        $376           $ 240(2)        $ 580         $299
                                            ------        ----           -----            ----         ----
  Accrued discontinuance and business
     repositioning costs................    $  258        $  9           $   1(3)        $  14         $254
                                            ======        ====           =====            ====         ====
  Accrued telephone restructuring
     costs(5)...........................    $  512        $ --           $(214)(4)       $ 298         $ --
                                            ======        ====           =====            ====         ====
DECEMBER 31, 1995
  Allowance for uncollectible
     accounts...........................    $  207        $373           $ 267(2)        $ 584         $263
                                            ======        ====           =====            ====         ====
  Accrued discontinuance and business
     repositioning costs................    $  302        $ --           $   7(3)        $  51         $258
                                            ======        ====           =====            ====         ====
  Accrued telephone restructuring
     costs(5)...........................    $  957        $ --           $  --           $ 445         $512
                                            ======        ====           =====            ====         ====
DECEMBER 31, 1994
  Allowance for uncollectible
     accounts...........................    $  231        $344           $ 120(2)        $ 488         $207
                                            ======        ====           =====            ====         ====
  Accrued discontinuance and business
     repositioning costs................    $  297        $ 55           $   5(3)        $  55         $302
                                            ======        ====           =====            ====         ====
  Accrued telephone restructuring
     costs(5)...........................    $1,370        $ --           $  --           $ 413         $957
                                            ======        ====           =====            ====         ====

---------------

(1) Charges for which reserve was created.

(2) Recoveries of amounts written off in prior years.

(3) Primarily reclassifications from other accounts.

(4) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.

(5) See Note 4 to the Consolidated Financial Statements included elsewhere herein.

                                                                        EXHIBITS

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER                                       DESCRIPTION
---------  ----------------------------------------------------------------------------------
3.1(a)     Articles of Incorporation, as restated
3.2(b)     By-Laws of GTE Corporation
10-1(c)    Material Contracts -- Deferred Compensation Plan for Directors
10-2(d)    Material Contracts -- Agreements Between GTE and Key Executives
10-3(e)    Material Contracts -- Supplemental Executive Retirement Plan
10-4(f)    Material Contracts -- Long-Term Incentive Plan
10-5(g)    Material Contracts -- Executive Incentive Plan
10-6(h)    Material Contracts -- Executive Retired Life Insurance Plan
10-7(i)    Material Contracts -- Phantom Stock Plan
10-8(j)    Material Contracts -- Director's Retirement Plan
10-9(k)    Material Contracts -- Charitable Awards Program
10-10(l)   Material Contracts -- Salary Deferral Plan
11         Statement re: Calculation of Earnings (Loss) Per Common Share
12         Statement re: Calculation of the Ratio of Earnings to Fixed Charges
21         Significant Subsidiaries of Registrant
23         Consent of Independent Public Accountants
27         Financial Data Schedule

---------------
(a) GTE's restated Articles of Incorporation were filed as an exhibit to GTE's Form 8-K filed on January 21, 1997, and are incorporated herein by reference.

(b) GTE's By-Laws were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-61661), and are incorporated herein by reference.

(c) GTE's Deferred Compensation Plan for Directors was filed as an exhibit to GTE's 1992 Form 10-K and is incorporated herein by reference.

(d) Agreements with certain key executives of GTE were filed as exhibits to GTE's Form 8-K filed on September 11, 1987, GTE's 1989, 1990, 1991, 1992,
    1993, 1994 and 1995 Forms 10-K, and are incorporated herein by reference.

(e) GTE's Supplemental Executive Retirement Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. Amendments were filed with GTE's 1992, 1993 and 1994 Forms 10-K, and are incorporated herein by reference.

(f) GTE's Long-Term Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement, and is incorporated herein by reference.

(g) GTE's Executive Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement, and is incorporated herein by reference.

(h) GTE's Executive Retired Life Insurance Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. Amendments were filed with GTE's 1992 and 1993 Forms 10-K, and are incorporated herein by reference.

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