Form 10-Q
period 1997-03-31
GTE CORP
filed 1997-05-14
CIK 40858

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549



                                  F O R M  10 - Q

                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                        For the period ended March 31, 1997
                                             ..............

                                         or

                   Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the transition period from       to

                          Commission File Number:  1-2755
                                                   ......


                                  GTE Corporation
               ......................................................
               (Exact name of registrant as specified in its charter)


             New York                                           13-1678633
  ............................................................................
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)


                  One Stamford Forum, Stamford, Conn.        06904
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

      GTE had 954,945,935 shares of $.05 par value common stock outstanding (excluding 27,975,444 treasury shares) at April 30, 1997.


  PART I.  FINANCIAL INFORMATION

                      GTE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                         March 31
                                                     1997        1996
                                                       (In Millions)

  REVENUES AND SALES

     Local services                                 $1,633       $1,510
     Network access services                         1,152        1,132
     Toll services                                     643          607
     Cellular services                                 677          603
     Directory services                                186          223
     Other services and sales                          990          876

        Total revenues and sales                     5,281        4,951

  OPERATING COSTS AND EXPENSES

     Cost of services and sales                      1,952        1,921
     Selling, general & administrative               1,027          851
     Depreciation and amortization                     956          929

        Total costs and expenses                     3,935        3,701

  OPERATING INCOME                                   1,346        1,250

  OTHER (INCOME) EXPENSE
     Interest expense                                  303          283
     Interest capitalized                              (13)         (10)
     Interest income                                   (15)         (14)
     Other - net                                        20           (3)

                                                       295          256

  INCOME BEFORE INCOME TAXES                         1,051          994

     Income taxes                                      386          378

  NET INCOME                                        $  665       $  616

  EARNINGS PER COMMON SHARE                         $  .69       $  .63

  DIVIDENDS DECLARED PER COMMON SHARE               $  .47       $  .47

  AVERAGE COMMON SHARES                                960          975


      The accompanying notes are an integral part of these statements.

                                     - 1 -
                         GTE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Consolidated net income for the first quarter of 1997 was $665 million, or $.69 per share, compared with $616 million, or $.63 per share in the first quarter of last year. The results for the first quarter of 1996 include an after-tax gain on the sale of nonstrategic telephone properties of $8 million, or $.01 per share. Excluding this gain, earnings per share for the first quarter of 1997 increased 11 percent over the first quarter of 1996.

  Operating income increased 8 percent to $1.35 billion, compared with $1.25 billion reported in the first quarter of last year, reflecting continued growth in GTE's core wireline and wireless revenues and the favorable impact of ongoing operating cost reduction programs. The revenue growth and improved cost position were offset, in part, by higher selling and marketing expenses associated with significant growth in wireless and long-distance customers, the continued expansion of Internet access and video activities and the launch of personal communications services in the Cincinnati area.

  Consolidated revenues and sales for the first quarter increased 7 percent to $5.28 billion, compared to $4.95 billion in the first quarter of last year. This increase primarily resulted from continued growth in core domestic and international wireline and wireless services.

  For the first quarter of 1997, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  13.8 percent, while total domestic access lines increased 8 percent to 20.3 million. Access lines per employee, a key indicator of productivity, increased from 298 a year ago to 327, representing a 10 percent improvement. Internationally, GTE serves 5.8 million access lines, an increase of 4 percent over the first quarter of 1996.

  Domestic cellular service revenues in the first quarter of 1997 totaled $617 million, an 11 percent increase over the same period last year, as customer growth continued. During the first quarter of 1997, GTE added 260,000 new domestic cellular customers bringing total U.S. customers served to 4,009,000 an increase of 30 percent over a year ago. Customer growth at GTE's international operations increased 43 percent, bringing total cellular customers served worldwide to 4.8 million.

  GTE is one of the largest publicly held telecommunications companies in the world. In the United States, GTE offers local and wireless service in 29 states and long-distance service in all 50 states. GTE was the first among its peers to offer "one-stop shopping" for local, long-distance and Internet access services. Outside the United States, where GTE has operated for more than 40 years, GTE serves over 6.5 million customers. GTE is also a leader in government and defense communications systems and equipment, directories and telecommunication-based information services, and aircraft-passenger telecommunications.

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


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first three months of 1997 totaled $1.69 billion compared to $1.64 billion for the first quarter of 1996. The increase in cash from operations is primarily due to improved operating results in the first quarter of 1997.

  Cash used in investing activities for the first three months of 1997 totaled $857 million, compared with $891 million in the first quarter of 1996. Capital expenditures for the first quarter of 1997 totaled $800 million compared with $729 million in the same period last year. For the full year 1997, capital expenditures are expected to be approximately $4.7 billion compared with $4.1 billion in 1996. The majority of new investment is being made in GTE's telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant capital investments are also being made in GTE's other businesses, such as mobile-cellular, to increase capacity and continue to improve and expand the network.

  In addition, under the terms of a recently announced transaction, which was approved by the Board of Directors of both companies, GTE has commenced a cash tender offer to acquire all the outstanding shares of BBN Corporation ("BBN") common stock at a price of $29 per share, or approximately $616 million based on the number of shares of BBN stock currently outstanding.
  As soon as practicable following the conclusion of the tender offer, GTE will initiate a merger through which any remaining shares of BBN not owned by GTE will be converted into cash at the cash tender offer price in the merger. BBN, based in Cambridge, Massachusetts, is a leading provider of high performance end-to-end Internet solutions such as World Wide Web site hosting, network security, consulting, systems integration, and dedicated and dial-up Internet access for government and commercial customers. Its 2,200 employees have extensive experience in leading-edge Internet and other telecommunications applications. Twenty-eight years ago, BBN created ARPANET, the forerunner of the Internet.

  Cash used in financing activities for the first three months of 1997 totaled $297 million, compared with $692 million in the same period last year. During the first quarter of 1997, dividend payments of $452 million and the repurchase of 8.6 million shares of GTE common stock for $402 million were partially offset by a $613 million increase in long-term borrowings and preferred securities outstanding.

  In March 1997, GTE's senior debt was upgraded by Standard and Poor's to an "A" rating. This rating along with the investment grade ratings of GTE's subsidiaries provide ready access to the capital markets at reasonable rates and provides GTE with the financial flexibility necessary to pursue growth
                                     - 3 -
                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  opportunities as they arise. At March 31, 1997, GTE had $4.5 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


  RECENT DEVELOPMENTS

  On May 7, 1997, in accordance with the Telecommunications Act of 1996 ("the Act"), the Federal Communications Commission ("FCC") announced its decisions concerning price caps, access charge reform, and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

  GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues were released. Subsequent decisions are expected to be issued throughout 1997.

  GTE is challenging state arbitration decisions in all cases where GTE believes Public Utility Commissions have made arbitrary decisions that are inconsistent with the pro-competitive objective of the Act. GTE fully endorses genuine local competition. In 1996 and early 1997, GTE filed one or more complaints in Federal District Court in each of the following states: California, Florida, Hawaii, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Virginia, Washington and Wisconsin. Several complaints have been dismissed without prejudice to refiling because approval of arbitrated agreements have not been received from state commissions. As such approvals are obtained, GTE is filing new complaints.

  In May 1997, GTE announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. For additional information, including the modification of certain financial projections previously made by GTE, reference is made to GTE Corporation's Form 8-K and Schedule 14D-1 and 13D filed on May 6, 1997 and May 12, 1997, respectively, which are incorporated herein by reference.

  In April 1997, GTE announced the relocation of its corporate-staff functions to the greater-Dallas area, where its Telephone Operations and Directories businesses are headquartered. The transfers to Dallas and the consolidation of certain staffs are expected to begin within the next few months, and will continue through 1998. GTE is continuing to develop the specific transition plan associated with the announcement which will determine the timing and extent of any financial impact.
                                     - 4 -

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    March 31,     December 31,
                                                      1997            1996
                                                         (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents                       $   942      $   405
     Receivables, less allowances
       of $316 and $299 million                        4,232        4,482
     Inventories and supplies                            811          673
     Deferred income tax benefits                        177          200
     Other                                               335          273
       Total Current Assets                            6,497        6,033


  PROPERTY, PLANT AND EQUIPMENT, at cost              53,709       53,481
       Accumulated depreciation                      (31,039)     (30,579)


       Total Property, Plant and Equipment, net       22,670       22,902


  INVESTMENTS AND OTHER ASSETS:
     Employee benefit plans                            3,774        3,639
     Franchises, goodwill and other intangibles,
        net of accumulated amortization of
           $507 and $488 million                       2,495        2,507
     Investments in unconsolidated companies           2,103        2,035
     Other assets                                      1,401        1,306
       Total Investments and Other Assets              9,773        9,487


       Total Assets                                  $38,940      $38,422










           The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 31,
                                                      1997            1996
                                                         (In Millions)

       LIABILITIES AND SHAREHOLDERS' EQUITY


  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                             $ 2,234       $ 2,497
     Accounts payable and accrued expenses              3,977         4,156
     Taxes payable                                        932           754
     Dividends payable                                    471           472
     Other                                                470           435
       Total Current Liabilities                        8,084         8,314

     Long-term debt                                    13,924        13,210
     Employee benefit plans                             4,734         4,688
     Deferred income taxes                              1,548         1,474
     Minority interests in equity of subsidiaries       2,329         2,316
     Other liabilities                                  1,099         1,084
       Total Liabilities                               31,718        31,086


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued 982,551,954
        and 980,911,281                                    49            49
     Additional paid-in capital                         7,270         7,248
     Retained earnings                                  1,585         1,370
     Guaranteed ESOP obligations                         (568)         (575)
     Treasury stock- 25,489,605 and
       17,813,275 shares, at cost                      (1,114)         (756)
       Total Shareholders' Equity                       7,222         7,336


       Total Liabilities and Shareholders' Equity     $38,940       $38,422





          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31
                                                          1997           1996
                                                             (In Millions)
  Operations
     Net income                                        $   665        $  616

     Adjustments to reconcile net income
       to net cash from operations:
          Depreciation and amortization                    956           929
          Change in current assets and current
            liabilities, excluding the effects of
            acquisitions and dispositions                   (6)           17
          Deferred income taxes and other - net             76            77
          Net cash from operations                       1,691         1,639

  Investing
     Capital expenditures                                 (800)         (729)
     Other - net                                           (57)         (162)
          Net cash used in investing                      (857)         (891)

  Financing
     Common stock issued                                   107           157
     Purchase of treasury stock                           (402)         (205)
     Long-term debt and preferred securities issued        613           546
     Long-term debt and preferred securities retired       (88)          (82)
     Dividends paid                                       (452)         (456)
     Decrease in short-term obligations,
        excluding current maturities                       (66)         (697)
     Other - net                                            (9)           45
          Net cash used in financing                      (297)         (692)

  Increase in cash and cash equivalents                    537            56

  Cash and cash equivalents:
     Beginning of period                                   405           332
     End of period                                      $  942        $  388

     Cash paid during the period for:
       Interest                                         $  203        $  198
       Income taxes                                        125           119





          The accompanying notes are an integral part of these statements.

                         GTE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)  BASIS OF PRESENTATION:

       The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.


  (2)  PROPERTY SALES:

       In connection with the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties, during the first quarter of 1996, GTE recorded a pre-tax gain of $12 million, which increased net income by $8 million, or $.01 per share.


  (3)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), establishing standards for computing and presenting earnings per share ("EPS"). The new standard is effective for year-end 1997 financial statements. Upon adoption, all prior-period EPS data, including the first three quarters of 1997, must be restated.

       The goal of FAS 128 is to harmonize the EPS calculation in the United States with those common in other countries and to simplify complex provisions of APB Opinion No. 15, "Earnings per Share" ("APB 15"). The primary change is that the concept of primary EPS has been replaced by basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required.

       As required, GTE currently calculates EPS in accordance with APB 15. Had GTE calculated EPS in accordance with FAS 128, basic EPS and diluted EPS would not have been materially different than the amounts reported as primary and fully diluted EPS in accordance with APB 15.

  PART II.  OTHER INFORMATION


  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)  Annual Meeting - April 16, 1997

           (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                                 Shares Voted

                  Directors            Shares For             Shares Withheld

               Class II Directors:
                 James R. Barker       788,906,809               24,536,890
                 Robert F. Daniell     787,993,791               25,449,908
                 Richard W. Jones      780,803,138               32,640,561
                 Michael T. Masin      787,696,448               25,747,252

           (c)  Other matters voted upon:


            Proposal to Ratify the Appointment of Auditors

            Shareholders ratified the appointment of Arthur Andersen LLP to conduct the annual audit of the financial statements of GTE Corporation and its subsidiary companies for the year ending December 31, 1997. The vote was:

            FOR - 798,141,691 shares, or 98.98 percent of the shares voted.

            AGAINST - 8,249,700 shares, or 1.02 percent of the shares voted.

            ABSTENTIONS - 7,052,309 shares.


            Proposal to Adopt the GTE Corporation 1997 Executive
            Incentive Plan

            Shareholders voted for the adoption of the GTE Corporation 1997 Executive Incentive Plan. The vote was:

            FOR - 716,625,423 shares, or 90.05 percent of the shares voted.

            AGAINST - 79,215,808 shares, or 9.95 percent of the shares voted.

            ABSTENTIONS - 17,602,467 shares.

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)


           Proposal to Adopt the GTE Corporation 1997 Long-Term
           Incentive Plan

           Shareholders voted for the adoption of the GTE Corporation 1997 Long-Term Incentive Plan. The vote was:

           FOR - 694,163,149 shares, or 87.18 percent of the shares voted.

           AGAINST - 102,054,780 shares, or 12.82 percent of the shares voted.

           ABSTENTIONS - 17,225,770 shares.


           Proposal to Eliminate the Staggered Election of Directors

           Shareholders voted against a shareholder proposal to eliminate the staggered election of Directors. The vote was:

           FOR - 287,725,149 shares, or 42.92 percent of the shares voted.

           AGAINST - 382,617,749 shares, or 57.08 percent of the shares voted.

           ABSTENTIONS - 19,938,085 shares.

           BROKERS NON-VOTES - 123,162,716 shares.


           Proposal that the Board of Directors Provide a Comprehensive Report on Foreign Military Sales

           Shareholders voted against a shareholder proposal to require the Board of Directors to provide a comprehensive report on GTE's foreign military sales. The vote was:

           FOR - 110,589,976 shares, or 17.00 percent of the shares voted.

           AGAINST - 539,855,667 shares, or 83.00 percent of the shares voted.

           ABSTENTIONS - 39,835,440 shares.

           BROKERS NON-VOTES - 123,162,616 shares.

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Continued)

           Proposal that the Rights Issued Under GTE's Rights Plan be Redeemed or Put to a Shareholder Vote

           Shareholders voted against a shareholder proposal to redeem the Rights issued under GTE's Rights Plan or submit the Rights Plan to a shareholder vote. The vote was:

           FOR - 331,570,682 shares, or 49.67 percent of the shares voted.

           AGAINST - 335,961,106 shares, or 50.33 percent of the shares voted.

           ABSTENTIONS - 22,749,295 shares.

           BROKERS NON-VOTES - 123,162,616 shares.


           Proposal to Establish Criteria to Limit Executive Officers' Compensation

           Shareholders voted against a shareholder proposal to establish criteria to limit executive officers' compensation so that it does not exceed 75 times the wages of the average hourly employee and to more closely link executive wages and compensation to company profits. The vote was:

           FOR - 120,540,800 shares, or 18.09 percent of the shares voted.

           AGAINST - 545,655,095 shares, or 81.91 percent of the shares voted.

           ABSTENTIONS - 24,095,131 shares.

           BROKERS NON-VOTES - 123,152,673 shares.


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits required by Item 601 of Regulation S-K.

                (11) Statement re: Calculation of earnings per common share

                (12) Statement re: Calculation of the ratio of earnings to fixed charges

                (23)    Consent of Independent Public Accountants

                (27)    Financial Data Schedule

           (b)  GTE filed a report on Form 8-K dated January 21, 1997 under
                Item 7, "Financial Statements and Exhibits." No financial information was included with this report. GTE also filed a report on Form 8-K dated January 28, 1997 under Item 7, "Financial Statements and Exhibits." Financial information was included with this report.

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

                                                         GTE CORPORATION
                                                 .............................
                                                           (Registrant)





  Date:  May 14, 1997                             By    Lawrence R. Whitman
                                                 .............................
                                                        Lawrence R. Whitman
                                                   Vice President - Controller




  Date:  May 14, 1997                             By      Marianne Drost
                                                 .............................
                                                          Marianne Drost
                                                            Secretary