Form 10-Q
period 1997-06-30
GTE CORP
filed 1997-08-13
CIK 40858

                             UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549


                            F O R M  10 - Q

          X  Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                   For the period ended June 30, 1997
                                        .............

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

  GTE had 956,180,846 shares of $.05 par value common stock outstanding (excluding 27,120,592 treasury shares) at July 31, 1997.

  PART I.  FINANCIAL INFORMATION

                                 GTE CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   Three Months Ended          Six Months Ended
                                                        June 30                   June 30
                                                   1997          1996         1997          1996
                                                                    (In Millions)

  REVENUES AND SALES
      Local services                              $1,613        $1,511      $ 3,218       $ 2,997
      Network access services                      1,260         1,161        2,412         2,293
      Toll services                                  608           609        1,251         1,216
      Cellular services                              719           643        1,396         1,246
      Directory services                             372           399          558           622
      Other services and sales                     1,120           970        2,138         1,870

        Total revenues and sales                   5,692         5,293       10,973        10,244

  OPERATING COSTS AND EXPENSES
      Cost of services and sales                   2,194         1,948        4,146         3,869
      Selling, general & administrative            1,115         1,065        2,142         1,916
      Depreciation and amortization                  977           941        1,933         1,870

        Total costs and expenses                   4,286         3,954        8,221         7,655

  OPERATING INCOME                                 1,406         1,339        2,752         2,589

  OTHER (INCOME) EXPENSE
      Interest expense                               312           285          616           568
      Interest capitalized                           (10)          (11)         (23)          (21)
      Interest income                                (13)          (13)         (29)          (27)
      Other - net                                     20            35           40            32

                                                     309           296          604           552

  INCOME BEFORE INCOME TAXES                       1,097         1,043        2,148         2,037

      Income taxes                                   426           401          812           779

  NET INCOME                                      $  671        $  642      $ 1,336        $1,258

  EARNINGS PER COMMON SHARE                       $  .70        $  .66      $  1.39        $ 1.29

  DIVIDENDS DECLARED PER COMMON SHARE             $  .47        $  .47      $   .94        $  .94

  AVERAGE COMMON SHARES                              956           972          958           973

                     The accompanying notes are an integral part of these statements.

                                                   -1-

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  Consolidated net income for the second quarter and first six months of 1997 was $671 million and $1.34 billion, or $.70 per share and $1.39 per share, respectively, compared with $642 million and $1.26 billion, or $.66 per share and $1.29 per share in the second quarter and first half of 1996, respectively. Results for the second quarter of 1997 include the impact of recently announced data initiatives. Excluding the effects of the new data initiatives, second quarter 1997 earnings per share increased 11 percent over last year. The results for the first six months of 1996 include an after-tax gain on the sale of nonstrategic telephone properties of $8 million or $.01 per share. Excluding this gain and the 1997 data initiatives, earnings per share for the first half of 1997 increased 11 percent over last year.

  Operating income for the second quarter and first six months of 1997 was $1.41 billion and $2.75 billion, respectively, compared with $1.34 billion and $2.59 billion, in the second quarter and first half of 1996, respectively. These increases are due primarily to continued growth in GTE's core wireline and wireless revenues and the favorable impact of ongoing operating cost-reduction programs. Partially offsetting these improvements were costs associated with the data initiatives, higher selling and marketing expenses associated with the growth of wireless and long-distance customers, the launch of personal communications services ("PCS") and increased video activities. Excluding the effects associated with the new data initiatives, operating income for the second quarter and first six months of 1997 rose 7.5 percent and 7.6 percent to $1.44 billion and $2.78 billion, respectively.

  Consolidated revenues and sales for the second quarter of 1997 increased 7.5 percent to $5.69 billion compared with $5.29 billion in the second quarter of 1996. The increase reflects continued strength in GTE's core wireline and wireless services, combined with new and expanded services.
  Consolidated revenues and sales for the first six months of 1997 increased 7 percent to $10.97 billion compared to $10.24 billion in the same period last year.

  For the second quarter of 1997, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  14.4 percent, while total domestic access lines increased 8.3 percent to
  20.7 million. Access lines per employee, a key indicator of productivity, increased from 305 a year ago to 324, representing a 6.2 percent improvement. Internationally, GTE serves an additional 5.9 million access lines.

  Domestic cellular service revenues in the second quarter of 1997 totaled $654 million, an 11 percent increase over the same period last year, as customer growth continued. During the second quarter of 1997, GTE added 137,000 new domestic cellular customers bringing total U.S. customers served to 4,146,000 an increase of 28 percent over a year ago. Customer growth at

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  GTE's international operations increased 31 percent, bringing total cellular customers served worldwide to over 5 million.

  GTE is one of the largest publicly held telecommunications companies in the world. In the United States, GTE offers local and wireless service in 29 states and long-distance service in all 50 states. GTE was the first among its peers to offer "one-stop shopping" for local, long-distance and Internet access services. Outside the United States, where GTE has operated for more than 40 years, GTE serves over 6.8 million customers. GTE is also a leader in government and defense communications systems and equipment, directories and telecommunication-based information services, and aircraft-passenger telecommunications.

  Other (Income) Expense

  Other-net for the first half of 1996 includes a pre-tax gain of $12 million, resulting from the sale of nonstrategic local-exchange telephone properties.


  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first six months of 1997 totaled $2.83 billion compared with $2.82 billion in 1996. The increase in cash from operations reflects the improved operating results during the first six months of 1997.

  Cash used in investing activities totaled $2.74 billion compared with $1.54 billion in the first six months of 1996. Acquisitions and investments for the first six months of 1997, includes approximately $593 million to acquire approximately 96 percent of the outstanding shares of BBN Corporation ("BBN") common stock at a price of $29 per share. BBN, based in Cambridge, Massachusetts, is a leading provider of high performance end-to-end Internet solutions such as World Wide Web site hosting, network security, consulting, systems integration, and dedicated and dial-up Internet access for government and commercial customers. Its 2,200 employees have extensive experience in leading-edge Internet and other telecommunications applications. Twenty-eight years ago, BBN created ARPANET, the forerunner of the Internet.

  Proceeds from sales of assets for the first half of 1996 includes approximately $261 million from the sales of PCS licenses. Capital expenditures totaled $2.03 billion, compared with $1.66 billion in the first six months last year. For the full year 1997, capital expenditures are expected to be approximately $5 billion compared with $4.1 billion in 1996. The majority of this investment is being made in GTE's telephone operations to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made in GTE's other businesses, such as mobile-cellular, to increase capacity and continue to improve and expand the network.

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Cash from financing activities for the first six months of 1997 totaled $454 million, compared with cash used of $1.0 billion in the same period last year. During the first half of 1997, $903 million of dividend payments and $576 million expended for the repurchase of approximately 11.7 million shares of GTE common stock, were offset by a net increase in long and short-term borrowings of $1.9 billion.

  In August 1997, GTE's Board of Directors authorized the repurchase of up to an additional 20 million shares of currently issued GTE common stock in the open market or in privately negotiated transactions. This program is in addition to the 25 million share buy-back program announced in August 1996. The repurchase of shares under this new program, and the remaining shares under the 1996 program, will occur from time to time in the future, depending upon market conditions and GTE's need to finance new or expanded business opportunities. The shares acquired will be made available for use in GTE's employee benefit and dividend reinvestment programs, as well as other general corporate purposes.

  In June 1997, GTE's Board of Directors approved the filing of a $3 billion shelf registration statement with the Securities and Exchange Commission ("SEC") which included a Medium-Term Note ("MTN") program. The first transaction under this program is expected to occur during the third quarter of 1997. GTE expects that this program will replace a significant portion of its traditional long-term bond financings. The benefits of an MTN program include lower rates than traditional debentures and more flexibility with regard to amounts issued, timing and speed to market. The MTN program has received the same ratings as GTE Corporation's debenture program.

  In March 1997, GTE's senior debt was upgraded by Standard and Poor's to an "A" rating. This rating, along with the investment grade ratings of GTE's subsidiaries, provide ready access to the capital markets at reasonable rates and provides GTE with the financial flexibility necessary to pursue growth opportunities as they arise. At June 30, 1997, GTE had $4.5 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


  RECENT DEVELOPMENTS

  In July 1997, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") issued an opinion and order vacating significant portions of the Federal Communications Commission's ("FCC") rules purporting to implement the local competition provisions of the Telecommunications Act of 1996 ("the Act"). GTE, together with other incumbent local-exchange carriers ("ILECs") and a number of state commissions, had challenged various portions of the FCC rules.

  In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  GTE, including, that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine unbundled network elements.

  On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the unbundled network elements that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

  The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

  In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

  In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap LECs to increase their productivity factor to 6.5 percent retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, GTE submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of approximately $254 million, effective July 1, 1997. Prior to this order, GTE had submitted a rate change filing in May 1997, as GTE's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $151 million, effective
  June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of approximately $103 million.

  In accordance with the Act, GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues were released. Subsequent decisions are expected to be issued throughout 1997.

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


  GTE is challenging state arbitration decisions in cases where GTE believes that state commissions have made decisions that violate the Act and are inconsistent with its pro-competitive objectives. GTE fully endorses genuine local competition. Through the second quarter of 1997, GTE operating companies had filed one or more complaints in Federal District Court in each of the following states: California, Florida, Hawaii, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Virginia, Washington and Wisconsin. A number of these complaints have been dismissed without prejudice on the ground that they were filed before the arbitrated agreements had received final approval from state commissions. In such cases, GTE is refiling complaints after final approval has occurred.

  In May 1997, GTE announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. For additional information, including the modification of certain financial projections previously made by GTE, reference is made to GTE Corporation's Form 8-K and Schedule 14D-1 and 13D filed on May 6, 1997 and May 12, 1997, respectively, which are incorporated herein by reference. As of June 30, 1997, GTE had expended $593 million related to the acquisition of BBN, and made payments totaling approximately $113 million toward the purchase of the network from Qwest.

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

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,       December 31,
                                                    1997             1996
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary investments               $   949           $   405
     Receivables, less allowances
       of $310 and $299 million                     4,460             4,482
     Inventories and supplies                         885               673
     Deferred income tax benefits                     174               200
     Other                                            311               273
       Total Current Assets                         6,779             6,033



  PROPERTY, PLANT AND EQUIPMENT, at cost           54,596            53,481
     Accumulated depreciation                     (31,696)          (30,579)

       Total Property, Plant and Equipment, net    22,900            22,902


  INVESTMENTS AND OTHER ASSETS:
     Employee benefit plans                         3,904             3,639
     Franchises, goodwill and other intangibles,
       net of accumulated amortization of $525
       and $488 million                             3,075             2,507
     Investments in unconsolidated companies        2,187             2,035
     Other assets                                   1,402             1,306
       Total Investments and Other Assets          10,568             9,487

       Total Assets                               $40,247           $38,422










        The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,      December 31,
                                                   1997             1996
                                                      (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                         $ 3,479          $ 2,497
     Accounts payable and accrued expenses          3,753            4,156
     Taxes payable                                    927              754
     Dividends payable                                468              472
     Other                                            461              435
       Total Current Liabilities                    9,088            8,314

     Long-term debt                                14,098           13,210
     Employee benefit plans                         4,755            4,688
     Deferred income taxes                          1,518            1,474
     Minority interests in equity of subsidiaries   2,249            2,316
     Other liabilities                              1,183            1,084
       Total Liabilities                           32,891           31,086


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued  982,938,821
       and 980,911,281                                 49               49
     Additional paid-in capital                     7,279            7,248
     Retained earnings                              1,809            1,370
     Guaranteed ESOP obligations                     (562)            (575)
     Treasury stock - 27,845,587
       and 17,813,275 shares, at cost              (1,219)            (756)
       Total Shareholders' Equity                   7,356            7,336

       Total Liabilities and
         Shareholders' Equity                     $40,247          $38,422







          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30
                                                           1997       1996
                                                           (In Millions)
  Operations

    Net income                                           $1,336     $1,258

    Adjustments to reconcile net income
      to net cash from operations:
        Depreciation and amortization                     1,933      1,870
        Change in current assets and current
          liabilities, excluding the effects of
          acquisitions and dispositions                    (532)      (475)
        Deferred income taxes and other - net                91        166
      Net cash from operations                            2,828      2,819

  Investing
    Capital expenditures                                 (2,033)    (1,655)
    Acquisitions and investments                           (700)      (233)
    Proceeds from sales of assets                            17        316
    Other - net                                             (22)        29
      Net cash used in investing                         (2,738)    (1,543)

  Financing
    Common stock issued                                     162        263
    Purchase of treasury stock                             (576)      (464)
    Long-term debt issued                                 1,533      1,099
    Long-term debt and preferred securities retired      (1,379)      (317)
    Dividends paid                                         (903)      (915)
    Increase (decrease) in short-term obligations,
      excluding current maturities                        1,634       (740)
    Other - net                                             (17)        63
      Net cash (used in) from financing                     454     (1,011)

  Increase in cash and temporary
     investments                                            544        265

  Cash and temporary investments:
    Beginning of period                                     405        332
    End of period                                        $  949     $  597

    Cash paid during the period for:
      Interest                                           $  540     $  505
      Income taxes                                          531        560


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

       Reclassifications of prior year data have been made in the accompanying condensed consolidated financial statements where appropriate to conform to the 1997 presentation.


  (2)  PROPERTY SALES:

       In connection with the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties, during the first quarter of 1996, GTE recorded a pre-tax gain of $12 million, which increased net income by $8 million, or $.01 per share.


  (3)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

       Earnings per Share
       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), establishing standards for computing and presenting earnings per share ("EPS"). The new standard is effective for year-end 1997 financial statements. Upon adoption, all prior-period EPS data, including the first three quarters of 1997, must be restated.

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

                         GTE CORPORATION AND SUBSIDIARIES

       As required, GTE currently calculates EPS in accordance with APB 15. Had GTE calculated EPS in accordance with FAS 128, basic EPS and diluted EPS would not have been materially different than the amounts reported as primary and fully diluted EPS in accordance with APB 15.

       Derivative Financial Instruments
       In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of June 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in GTE's 1996 Annual Report on Form
  10-K.

  PART II.  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits required by Item 601 of Regulation S-K.

                 (11) Statement re: Calculation of earnings per common share.

                 (10) Material Contracts - Employment Agreement between GTE Service Corporation and George H. Conrades.

                 (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                 (27)  Financial Data Schedule.

            (b)  GTE filed a report on Form 8-K dated May 6, 1997, under
                 Item 5, "Other Events" and Item 7 "Financial Statements and Exhibits." GTE also filed a report on Form 8-K dated June 10, 1997, under Item 5, "Other Events." No financial information was included in either report.

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


                                                    GTE Corporation
                                              .............................
                                                      (Registrant)



  Date:  August 13, 1997                    By   William M. Edwards, III
                                              .............................
                                                 William M. Edwards, III
                                              Vice President and Controller



  Date:  August 13, 1997                    By        Marianne Drost
                                              .............................
                                                      Marianne Drost
                                                        Secretary