Form 10-Q
period 1997-09-30
GTE CORP
filed 1997-11-14
CIK 40858

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549

                        ___________________________________

                                  F O R M  10 - Q

                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                      For the period ended September 30, 1997
                                           ..................
                                         or

                   Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the transition period from      to

                           Commission File Number: 1-2755
                                                   ......

                                  GTE Corporation
              ......................................................
              (Exact name of registrant as specified in its charter)

            New York                                            13-1678633
  ............................................................................
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


                  One Stamford Forum, Stamford, CT.          06904
               ......................................................
               (Address of principal executive offices)    (Zip Code)

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

        GTE had 957,547,794 shares of $.05 par value common stock outstanding (excluding 26,357,070 treasury shares) at October 31, 1997.


  PART I.  FINANCIAL INFORMATION

                               GTE CORPORATION AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            Three Months Ended        Nine Months Ended
                                               September 30             September 30
                                            1997          1996       1997          1996
                                                           (In Millions)
  REVENUES AND SALES
      Local services                         $1,647      $1,497     $ 4,865    $ 4,494
      Network access services                 1,271       1,168       3,683      3,461
      Toll services                             609         643       1,860      1,859
      Cellular services                         714         660       2,110      1,906
      Directory services                        407         386         965      1,008
      Other services and sales                1,292         990       3,430      2,860

        Total revenues and sales              5,940       5,344      16,913     15,588

  OPERATING COSTS AND EXPENSES
      Cost of services and sales              2,309       1,981       6,455      5,850
      Selling, general & administrative       1,156         969       3,298      2,885
      Depreciation and amortization             988         949       2,921      2,819

        Total costs and expenses              4,453       3,899      12,674     11,554

  OPERATING INCOME                            1,487       1,445       4,239      4,034

  OTHER (INCOME) EXPENSE
      Interest expense                          328         289         943        857
      Interest capitalized                      (11)         (7)        (33)       (28)
      Interest income                           (18)        (15)        (47)       (42)
      Other - net                               (12)        (26)         28          6

                                                287         241         891        793

  INCOME BEFORE INCOME TAXES                  1,200       1,204       3,348      3,241

      Income taxes                              444         448       1,256      1,227

  NET INCOME                                 $  756      $  756     $ 2,092    $ 2,014

  EARNINGS PER COMMON SHARE                   $ .79       $ .78      $ 2.18     $ 2.07

  DIVIDENDS DECLARED PER COMMON SHARE         $ .47       $ .47      $ 1.41     $ 1.41

  AVERAGE COMMON SHARES                         956         965         958        971


              The accompanying notes are an integral part of these statements.

                                                 -1-

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Consolidated net income for the third quarter and first nine months of 1997 was $756 million and $2.09 billion, or $.79 per share and $2.18 per share, respectively, compared with $756 million and $2.01 billion, or $.78 per share and $2.07 per share, in the third quarter and first nine months of 1996, respectively. Results for the third quarter of 1997 include the impact of the previously announced data initiatives. Excluding the effects of the data initiatives, third quarter 1997 earnings per share increased 10 percent over last year. The results for the first nine months of 1996 include an after-tax gain on the sale of nonstrategic telephone properties of $8 million or $.01 per share. Excluding this gain and the 1997 data initiatives, earnings per share for the first nine months of 1997 increased 11 percent over last year.

  Operating income for the third quarter and first nine months of 1997 was $1.49 billion and $4.24 billion, respectively compared with $1.45 billion and $4.03 billion in the third quarter and first nine months of 1996, respectively. These increases are due primarily to continued growth in GTE's core wireline and wireless businesses, partially offset by higher costs associated with new initiatives (including the data strategy), higher selling and marketing expenses associated with the growth of wireless and long-distance customers, the launch of personal communications services ("PCS") and increased video activities. Excluding the effects associated with the new initiatives, operating income for the third quarter and first nine months of 1997 rose 10 percent and 8 percent to $1.59 billion and $4.37 billion, respectively. GTE has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. At present, those costs are not expected to have a material effect on GTE's results of operations.

  Consolidated revenues and sales for the third quarter of 1997 totaled $5.94 billion compared with $5.34 billion in the year-ago quarter. The increase is driven by the growth in customer lines and network usage, the number of cellular customers served, and new and enhanced telecommunications services. Consolidated revenues and sales for the first nine months of 1997 totaled $16.91 billion compared with $15.59 billion in the same period last year. Excluding revenues related to the new data initiatives, consolidated revenues and sales for the third quarter and first nine months of 1997 grew 9 percent and 8 percent, respectively.

  For the third quarter of 1997, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  15.8 percent, while total domestic access lines increased 8.2 percent over last year to 21.1 million. Internationally, GTE has an additional 6 million access lines.

  Domestic cellular service revenues in the third quarter of 1997 totaled $641 million, a 6 percent increase over the same period last year. During the third quarter of 1997, GTE added 140,000 new domestic cellular customers bringing total U.S. customers served to 4,286,000, an increase of 26 percent over a year ago. Customer growth at GTE's international cellular operations increased significantly, bringing total cellular customers served worldwide to over 5.3 million.

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  GTE is one of the largest publicly held telecommunications companies in the world. In the United States, GTE offers local and wireless service in 29 states and long-distance service in all 50 states. GTE was the first among its peers to offer "one-stop shopping" for local, long-distance and Internet access services. Outside the United States, where GTE has operated for more than 40 years, GTE services over 7 million customers. GTE is also a leader in government and defense communications systems and equipment, directories and telecommunication-based information services, and aircraft-passenger telecommunications.

  Other (Income) Expense

  Other-net for the first nine months of 1996 includes a pre-tax gain of $12 million, resulting from the sale of nonstrategic local-exchange telephone properties.

  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first nine months of 1997 totaled $4.33 billion compared with $4.39 billion during the same period in 1996.

  Cash used in investing activities totaled $4.02 billion in the first nine months of 1997 compared with $2.56 billion in the first nine months of 1996. Acquisitions and investments for the first nine months of 1997, includes approximately $625 million to acquire all of the outstanding shares of BBN Corporation ("BBN") common stock at a price of $29 per share. BBN, based in Cambridge, Massachusetts, is a leading provider of high performance end-to-end Internet solutions such as World Wide Web site hosting, network security, consulting, systems integration, and dedicated and dial-up Internet access for government and commercial customers. Its 2,200 employees have extensive experience in leading-edge Internet and other telecommunications applications. Twenty-eight years ago, BBN created ARPANET, the forerunner of the Internet. Proceeds from sales of assets for the first nine months of 1996 includes approximately $261 million from the sales of PCS licenses.

  Capital expenditures, for the first nine months of 1997, totaled $3.33 billion compared with $2.68 billion in the same period last year. For the full year 1997, capital expenditures are expected to be approximately $5.3 billion compared with $4.1 billion in 1996. The majority of new investment is being made to meet the demands of growth, modernize facilities and position GTE as a low-cost provider of high-quality voice, data and video telecommunications services. Significant investments are also being made to improve and expand GTE's mobile-cellular network.

  Cash from financing activities for the first nine months of 1997 totaled $165 million compared with cash used of $1.52 billion in the first nine months of 1996. During the first nine months of 1997, $1.35 billion of dividend payments and $576 million expended for the repurchase of approximately 11.7 million shares of GTE common stock, were offset by a net increase in long and short-term borrowings of $1.9 billion.

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  On October 15, 1997, GTE proposed a merger with MCI Communications Corporation ("MCI"), valued at approximately $28 billion. As a result of the proposed merger, Moody's downgraded GTE's bond rating from A3 to Baa1, and all the rating agencies have placed GTE and its subsidiaries on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc. ("WorldCom").

  In August 1997, GTE's Board of Directors authorized the repurchase of up to an additional 20 million shares of currently issued GTE common stock in the open market or in privately negotiated transactions. This program is in addition to the 25 million share repurchase program announced in August 1996. The share repurchase program has since been suspended.

  In June 1997, GTE's Board of Directors approved the filing of a $3 billion shelf registration statement with the Securities and Exchange Commission ("SEC") which included a Medium-Term Note ("MTN") program. The benefits of an MTN program include lower rates than traditional debentures due to more flexibility with regard to amounts issued, timing and speed to market. The MTN program has received the same ratings as GTE Corporation's debenture program.

  GTE believes that its present investment grade credit rating and those of its subsidiaries, provide ready access to the capital markets at reasonable rates and provides GTE with the financial flexibility necessary to pursue growth opportunities as they arise. At September 30, 1997, GTE had $4.5 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.

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

  In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including, that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine unbundled network elements.

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  The Eighth Circuit also rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the unbundled network elements that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

  In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998, to file a petition for certiorari.

  In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the
  U. S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

  In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap LECs to increase their productivity factor to 6.5 percent. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, GTE submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of approximately $254 million, effective July 1, 1997. Prior to this order, GTE had submitted a rate change filing in May 1997, as GTE's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $151 million, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of approximately $103 million.

  In accordance with the Act, GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues were released. Subsequent decisions are expected to be issued throughout 1997 and 1998.

  GTE is challenging state arbitration decisions in cases where GTE believes that state commissions have made decisions that violate the Act and are inconsistent with its pro-competitive objectives. GTE fully endorses genuine local competition. Through the third quarter of 1997, GTE operating companies had filed one or more complaints in Federal District Court in each of the following states: California, Florida, Hawaii, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. A number of these complaints have been dismissed without prejudice on the ground that they were filed before the arbitrated agreements had received final approval from state commissions. In such cases, GTE is refiling complaints after final approval has occurred.

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Additionally, GTE has made appropriate filings with the states and Federal District Courts requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration ruling or complaint actions.

  On October 15, 1997, GTE announced its proposal to acquire MCI in a transaction valued at approximately $28 billion in cash or $40 per share. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom. GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory approval process, as well as other pertinent information.

  In May 1997, GTE announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation ("BBN"), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. For additional information, including the modification of certain financial projections previously made by GTE, reference is made to GTE Corporation's Form 8-K and Schedule 14D-1 and 13D filed on May 6, 1997 and May 12, 1997, respectively, which are incorporated herein by reference. As of September 30, 1997, GTE had expended $625 million to complete the acquisition of BBN, and made payments totaling approximately $138 million toward the purchase of the network from Qwest.

  In November 1997, GTE Internetworking, a subsidiary of GTE, announced that it will acquire Genuity, Inc. ("Genuity"), a subsidiary of Bechtel Enterprises. Genuity is a value-added provider of distributed application hosting solutions. The acquisition will be completed through GTE Internetworking's affiliate BBN, and is subject to closing conditions, including the expiration of applicable waiting periods under the Hart-Scott-Rodino Act. GTE expects that the transaction will be completed by year-end 1997.

  In April 1997, GTE announced the relocation of its corporate-staff functions to the greater-Dallas area, where its Telephone Operations and Directories businesses are headquartered. In connection with the above mentioned proposal to acquire MCI, the relocation of GTE corporate headquarters was placed on hold. While the relocation of corporate headquarters remains on hold, the consolidation of certain staff functions is expected to continue through 1998. GTE is continuing to develop the specific transition plan associated with the announcement which will determine the timing and extent of any financial impact.

                       GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                September 30,    December 31,
                                                    1997             1996
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and temporary investments               $   881        $   405
     Receivables, less allowances
       of $309 and $299 million                     4,736          4,482
     Inventories and supplies                         902            673
     Deferred income tax benefits                     101            200
     Other                                            337            273
       Total Current Assets                         6,957          6,033


  PROPERTY, PLANT AND EQUIPMENT, at cost           55,621         53,481
     Accumulated depreciation                     (32,340)       (30,579)
       Total Property, Plant and Equipment, net    23,281         22,902


  INVESTMENTS AND OTHER ASSETS:
     Employee benefit plans                         4,114          3,639
     Franchises, goodwill and other intangibles,
       net of accumulated amortization of $552
       and $488 million                             3,020          2,507
     Investments in unconsolidated companies        2,248          2,035
     Other assets                                   1,421          1,306
       Total Investments and Other Assets          10,803          9,487
             Total Assets                         $41,041        $38,422







        The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 September 30,    December 31,
                                                     1997             1996
                                                          (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                            $ 3,428          $ 2,497
     Accounts payable and accrued expenses             3,876            4,156
     Taxes payable                                       985              754
     Dividends payable                                   468              472
     Other                                               518              435
       Total Current Liabilities                       9,275            8,314

     Long-term debt                                   14,344           13,210
     Employee benefit plans                            4,753            4,688
     Deferred income taxes                             1,592            1,474
     Minority interests in equity of subsidiaries      2,250            2,316
     Other liabilities                                 1,107            1,084
       Total Liabilities                              33,321           31,086


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued 983,382,226
       and 980,911,281                                    49               49
     Additional paid-in capital                        7,292            7,248
     Retained earnings                                 2,118            1,370
     Guaranteed ESOP obligations                        (556)            (575)
     Treasury stock - 27,017,709 and 17,813,275
       shares, at cost                                (1,183)            (756)
        Total Shareholders' Equity                     7,720            7,336

       Total Liabilities and Shareholders' Equity    $41,041          $38,422






          The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended
                                                               September 30
                                                           1997           1996
                                                               (In Millions)
  Operations

     Net income                                            $2,092      $2,014
     Adjustments to reconcile net income to net
       cash from operations:
         Depreciation and amortization                      2,921       2,819
         Change in current assets and current
             liabilities, excluding the effects of
             acquisitions and dispositions                   (695)       (588)
         Deferred income taxes and other - net                 11         147
         Net cash from operations                           4,329       4,392

  Investing
     Capital expenditures                                  (3,330)     (2,679)
     Acquisitions and investments                            (686)       (252)
     Proceeds from sales of assets                             17         335
     Other - net                                              (19)         40
         Net cash used in investing                        (4,018)     (2,556)

  Financing
     Common stock issued                                      216         373
     Purchase of treasury stock                              (576)       (817)
     Long-term debt issued                                  2,268       1,656
     Long-term debt and preferred securities retired       (1,478)       (416)
     Dividends paid                                        (1,352)     (1,372)
     Increase (decrease) in short-term obligations,
       excluding current maturities                         1,113      (1,012)
     Other - net                                              (26)         72
         Net cash (used in) from financing                    165      (1,516)

  Increase in cash and temporary
     investments                                              476         320

  Cash and temporary investments:
     Beginning of period                                      405         332
     End of period                                         $  881      $  652

     Cash paid during the period for:
       Interest                                            $  848      $717
       Income taxes                                           907       916


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

  (2)  PROPERTY SALES:

       In connection with the program to sell or trade a small percentage of nonstrategic domestic local-exchange telephone properties, during the first quarter of 1996 GTE recorded a pre-tax gain of $12 million, which increased net income by $8 million, or $.01 per share.

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

       The goal of FAS 128 is to standardize the EPS calculation in the United States with those common in other countries and to simplify complex provisions of APB Opinion No. 15, "Earnings per Share" ("APB 15").
       The primary change is that the concept of primary EPS has been replaced by basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required.

       As required, GTE currently calculates EPS in accordance with APB 15. Had GTE calculated EPS in accordance with FAS 128, basic EPS and diluted EPS would not have been materially different than the amounts reported as primary and fully diluted EPS in accordance with APB 15.

                          GTE CORPORATION AND SUBSIDIARIES

       Derivative Financial Instruments
       In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of September 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in GTE's 1996 Annual Report on Form 10-K.

  PART II.  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits required by Item 601 of Regulation S-K.

                  (11) Statement re: Calculation of earnings per common share.

                  (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                  (27)  Financial Data Schedule.

             (b) GTE filed a report on Form 8-K dated August 15, 1997, under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial information was filed with this report.

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


                                                   GTE Corporation
                                             .............................
                                                     (Registrant)


  Date:  November 14, 1997                   By    William M. Edwards, III
                                             .............................
                                                   William M. Edwards, III
                                               Vice President and Controller


  Date:  November 14, 1997                   By      Marianne Drost
                                             .............................
                                                     Marianne Drost
                                                       Secretary