Form 10-K405
period 1997-12-31
GTE CORP
filed 1998-03-10
CIK 40858

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NUMBER 1-2755

                            ----------------------------

                                  GTE CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                              13-1678633
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

            ONE STAMFORD FORUM
          STAMFORD, CONNECTICUT               06904             AREA CODE (203) 965-2000
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
    COMMON STOCK, PAR VALUE $.05 PER SHARE             NEW YORK STOCK EXCHANGE, INC.
                                                    CHICAGO STOCK EXCHANGE, INCORPORATED
                                                           PACIFIC EXCHANGE, INC.
       PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE, INC.
                                                    CHICAGO STOCK EXCHANGE, INCORPORATED
                                                           PACIFIC EXCHANGE, INC.

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of GTE's voting stock held by non-affiliates at January 31, 1998 amounted to $52,110,227,799.

     GTE had 958,745,247 shares of $.05 par value common stock outstanding (excluding 25,658,980 treasury shares) at January 31, 1998.

                      DOCUMENT INCORPORATED BY REFERENCE:

     GTE's Proxy Statement for Annual Meeting of Shareholders to be held on April 15, 1998 (Incorporated in Part III).
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

                           BUSINESS OF GTE COMPANIES

     GTE Corporation and subsidiaries ("GTE") is one of the largest telecommunications companies in the world. GTE's domestic and international operations serve 27.7 million access lines through subsidiaries in the United States, Canada, and the Dominican Republic and an affiliate in Venezuela. GTE is a leading wireless operator in the United States, with the potential of serving
61.3 million wireless and personal communications services customers. Outside the United States, GTE operates wireless networks serving some 17.6 million POPs through subsidiaries in Canada and the Dominican Republic and affiliates in Venezuela and Argentina. GTE also participates in ventures/consortia which operate a paging network in China and a nationwide digital cellular network in Taiwan. GTE provides internetworking services ranging from dial-up Internet access for residential and small business consumers to Web-based applications for Fortune 500 companies. GTE is also a leader in government and defense communications systems and equipment, aircraft-passenger telecommunications, directories and telecommunications-based information services and systems. GTE also has subsidiaries engaged in financing, insurance, leasing and other activities offering financial and related services primarily to GTE operating companies. One of these subsidiaries, GTE Service Corporation, furnishes, at cost, advisory and consulting services related to administration, operations, accounting methods and procedures, insurance, human resources, financing, Federal and state taxes and other matters to GTE operating companies. GTE and its subsidiaries had approximately 114,000 employees, at December 31, 1997.

                                    DOMESTIC

  Wireline Services

                                NETWORK SERVICES

     GTE's telephone operating subsidiaries in the United States served approximately 21.5 million access lines in 28 states as of December 31, 1997 and provided many types of communications services, ranging from local telephone service for the home and office to highly complex voice and data services for business. Subsidiaries accounting for the largest portion of total domestic network services revenues are GTE California, 23 percent; GTE North, 21 percent; GTE Southwest, 13 percent; and GTE Florida, 11 percent. The largest cities served are Los Angeles, Long Beach and Santa Monica, California; Tampa and St. Petersburg, Florida; Honolulu, Hawaii; Lexington, Kentucky; Fort Wayne, Indiana; and Erie, Pennsylvania.

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

     Also included in GTE's domestic telephone operations are two major unregulated affiliates: GTE Data Services Incorporated ("GTEDS") and GTE Supply. GTEDS, GTE's software development and information processing subsidiary, provides data processing and information management services to GTE's telephone subsidiaries and other non-affiliated companies. GTE Supply is responsible for the procurement and distribution of supplies for GTE's domestic telephone operating companies, as well as other GTE subsidiaries. GTE Supply also sells material and logistic services to non-affiliates.

     GTEDS continues to expand the level of service that it provides to non-affiliated companies. During 1997, GTEDS began performing under a three-year contract to provide a customer billing services system and other systems to the Portuguese national telecommunications company. Work has continued on the $20 million processing services contract with National Electronic Information Corp., the nation's largest commercial health care claims clearing house. In addition, contracts were signed with Blue Cross/Blue Shield of Alabama, Arkansas and North Dakota for a medical claims processing system at a combined value of approximately $20 million and to license the medical claims processing system to Blue Cross/Blue Shield of Maryland.

     During 1997, GTE Supply implemented its multi-year agreement with BellSouth Telecommunications ("BST") under which GTE Supply manages the procurement, inventory and distribution of equipment and materials required for BST's network construction and operations, and contract management services. Revenues associated with this contract exceeded $200 million during 1997, the phase-in year. Full year 1998 revenues are expected to reach $500 million.

                               GTE COMMUNICATIONS

     One of the most significant impacts of the Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 1996, GTE was restricted from jointly marketing the products and services of its regulated local telephone subsidiaries with those of its interexchange subsidiaries. In light of this, GTE created GTE Communications Corporation ("GTECC") to compete in the new, highly competitive telecommunications environment. GTECC is comprised of three divisions: GTE Long Distance ("GTELD"), GTE Card Services and GTE's competitive local-exchange carrier ("CLEC").

     GTELD began operation as an interexchange carrier in March 1996. It operates as a switchless reseller of interexchange and international long-distance services. A substantial portion of GTELD's switching and transmission capacity is provided under a reseller agreement. GTELD provides a full range of services in all 50 states to residential and business customers, including long-distance services, calling cards, 800/888 services and operator services to its presubscribed customers. GTELD is also authorized to provide alternative operator services in 40 states and is currently operational in Pennsylvania, Texas and Virginia. Principal competitors include AT&T, MCI and Sprint, in addition to smaller, regional telecommunications providers. Additional competition is expected when the regional Bell operating companies are permitted to offer in-region long-distance services. Competition is based on price and pricing plans, type of services offered, customer service and communications quality, reliability and availability.

     GTE Card Services entered the prepaid phone card market in late 1994 with the introduction of several GTE prepaid calling cards. The prepaid phone card is a telephone calling card with a preset amount of calling available that is prepaid by the customer at the time of purchase. This card competes in the long-distance market by providing an alternative means of purchasing and controlling long-distance usage for both the business and residential user. GTE Card Services competes in this marketplace through leverage of GTE's brand name and utilization of GTE's exclusive marketing relationships with various licensees. In addition, GTE Card Services has marketed a combination calling card/credit card in conjunction with Associates National Bank since 1992.

     GTE's CLEC is certified to offer competitive local-exchange services in 20 states, and has applications pending in several others. GTE's CLEC is currently operational in California, Florida, Texas and Washington.

Service in additional states is planned to begin during 1998. The CLEC markets value-added telecommunications products and services nationwide to communications intensive residential and business customers. These product and service offerings will include local-exchange service, long-distance, wireless, data, internet, paging and video. The CLEC is developing the integrated systems to market, fulfill, service and bill these various products to customers.

     With regard to video services, the Act eliminated the telephone company programming ban and allowed GTE the flexibility to choose to enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation ("Title VI"). GTE made its initial entry into the video market under Title VI.

     The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations. In the regulatory arena, pending action by the courts and several open FCC proceedings will be closely monitored to continuously validate GTE's video entry decision. Open proceedings addressing video/telephony joint use facility cost allocation, rules concerning cable inside wiring, implementation of video close captioning requirements, revisions to existing cable/multi-point distribution service cross-ownership rules and the establishment of rules for local, multi-point distribution services continue to evolve.

     At the end of 1997, GTE had been granted 7 video franchises in the Pinellas County, Florida market and 5 video franchises in the Ventura County, California market. Construction of the cable television networks in those markets is underway and approximately 58,000 video subscribers were acquired in 1997, bringing GTE's total video subscribers to approximately 73,000. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. Services currently being offered over this network include over 150 channels of programming, high-speed cable modem Internet access and GTE's interactive mainStreet(TM) service.

     The americast(TM) joint venture, in which GTE and various other telecommunications providers participate, arranges network program licensing and content packaging for the partners' video offerings. In addition, the venture is focusing on marketing strategy, technology selection and the creation of an advanced navigator. During 1997, SBC Interactive, Inc. withdrew from the venture. americast and the remaining partners commenced arbitration proceedings in October 1997 to contest this withdrawal. The impact of SBC Communication's proposed acquisition of the Southern New England Telephone Company on the latter's participation in the venture is presently unknown. GTE is not currently aware of any other changes in the venture's direction or structure.

                              GTE INTERNETWORKING

     During 1997, GTE acquired BBN Corporation ("BBN"), a leading provider of Internet services to businesses and a provider of contract research and development services to governmental and other organizations. Formed by combining BBN with GTE's existing Internet services business, GTE Internet-working ("Internetworking") offers a wide range of Internet and internetworking services and solutions, including dedicated and dial-up access to the Internet and a variety of value-added Internet services such as managed network security, web server hosting, application development and systems integration services. In December 1997, Internetworking acquired the assets of Genuity, Inc., a value-added provider of distributed application hosting solutions. At the end of 1997, Internetworking had over 2,600 dedicated connections, 270,000 dial-up subscribers and 700 web hosting and security customers.

     Internetworking supports its service offerings with a high bandwidth network infrastructure, two network operations centers, 13 web hosting and server operations centers, and a technical support organization. It is currently participating in a major buildout of a nationwide network, with planned completion by mid-1999. This new network infrastructure is a self-healing SONET ring network with more than 15,000 miles connecting over 100 metropolitan areas.

     Internetworking has entered into an agreement with America On-line ("AOL") to build, maintain, and operate a significant portion of AOL's nationwide, high-speed, dial-in network. The contract with AOL includes substantial pass-through costs to Internetworking for telecommunications circuits and other services provided by local and interexchange carriers. In November 1997, Internetworking announced that it was awarded a $500 million extension of its contract with AOL, bringing the total value of this contract to approximately $1.2 billion through June 2002.

     Internetworking draws upon its expertise in funded research and development of advanced technologies, including wireless communications, high-speed router technology, network security, and speech processing. It is currently focused on satellite and terrestrial wireless data protocols, multigigabit router development, advanced quality of service architecture, certificate authority, and speech enhanced IP services, such as unified messaging. These capabilities are used to differentiate Internetworking's position in the marketplace and are also sought after by the U.S. Government and large commercial organizations. The backlog of orders for this part of the business at December 31, 1997 was approximately $120 million.

     Principal competitors in the internetworking services and solutions market may, in general, be divided into the following five groups: (1) telecommunications companies, regional Bell operating companies, and various cable companies; (2) Internet access providers; (3) on-line services providers;
(4) value-added networks and systems integrators; and (5) research and development, and engineering services providers in the government market. The primary factors of competition are price, quality of service, technical expertise, quality of network backbone and infrastructure, and quality and scope of sales, marketing, and distribution channels.

  Wireless Services

                                  GTE WIRELESS

     Wireless Services is comprised of GTE Wireless Products and Services ("GTE Wireless")and GTE Telecommunications Services Inc. ("GTE TSI").

     Wireless Services includes 800 MHz cellular telephone and wireless data transmission services, 1.8 GHz Personal Communications Services ("PCS") and cellular transaction processing and support services provided by GTE TSI. GTE Wireless provides cellular services and products to approximately 4.5 million subscribers through its 800 MHz operations and PCS services.

     GTE is one of the largest providers of cellular services in the United States in terms of population in the areas served. GTE manages or controls 73 metropolitan markets, known as metropolitan statistical areas ("MSAs"), and 53 rural service areas ("RSAs"). GTE's ownership position in U.S. markets was obtained through the FCC lottery and settlement process as well as through purchases and exchanges of licenses with other cellular service providers. GTE's 800 MHz cellular operations serve a population of approximately 52 million POPs, approximately 17 million of which are in the top 30 U.S. markets. In 1997, GTE's U.S. cellular operations increased their customer base by 19 percent to approximately 4.5 million.

     GTE's cellular licenses were generally granted for an initial 10-year term and are renewable for successive 10-year terms. FCC license renewal applications continue to be filed and are presently being processed by the FCC with no opposition.

     In December 1994, the FCC began the auctions of the first series of new 1.8 GHz PCS licenses. These new licenses will enable up to six additional wireless competitors to enter each market. Two licenses (each at 30 MHz of spectrum) in each of 51 large service areas across the U.S. called "Major Trading Areas" ("MTAs") were issued in June 1995. GTE won licenses in the broadband spectrum auction, held by the FCC, including the Cincinnati, Seattle, Denver and Atlanta MTAs. In June 1996, GTE sold the Denver MTA license to a wholly-owned subsidiary of Western Wireless Corporation and sold the Atlanta MTA license to InterCel Inc. as part of our efforts to strategically reposition our areas of coverage.

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

     In April 1997, GTE completed transactions with Clifton-Forge Waynesboro Telephone Company, CFW Communications Company, CFW Cellular, Inc. ("CFW"), R&B Communications, Inc. and R&B Telephone ("R&B") under which GTE purchased from CFW and R&B their combined 60 percent limited partnership interest in the Roanoke MSA Limited Partnership, and partitioned to CFW and R&B portions of GTE's 1.8 GHz Cincinnati MTA license, including the following smaller service areas called "Basic Trading Areas": Charleston, West Virginia; Huntington, West Virginia/Ashford, Kentucky; Logan, West Virginia; Portsmouth, Ohio and Williamson, West Virginia/Pikeville, Kentucky. Additionally, CFW purchased from GTE a 10 percent limited partnership interest in the Virginia RSA 6 Cellular Limited Partnership.

     The PCS network in GTE's remaining franchise areas, which cover approximately 9 million POPs, became operational in 1997.

     GTE's cellular operations have always experienced direct competition from the second cellular licensee in each market. Beginning in 1996, GTE started to experience competition from PCS license holders in certain markets. Competition from PCS providers in GTE's markets will continue to increase as the networks of the license holders are built-out over the next several years. Competition is principally on the basis of service quality, service offering and packaging capabilities, price and coverage area. In addition to the direct cellular competitors in each market, Enhanced Specialized Mobile Radio operators also represent additional competition.

     In 1996, GTE Wireless began to deploy Code Division Multiple Access ("CDMA") digital technology in its markets. As of December 31, 1997, GTE Wireless has deployed CDMA service in 16 markets, and will continue to deploy CDMA over the next several years. CDMA technology allows for clearer calls, enhanced security, greater functionality and additional capacity to process more calls.

     GTE continued its deployment of Cellular Digital Packet Data services ("CDPD") in 1997. CDPD provides efficient transmission of data over cellular networks with the added benefits of airlink encryption and mobility services. CDPD is a more cost effective means than traditional circuit switched data for users to remotely access their host systems or other services. The service is also a fast, efficient way for cellular users to transmit short bursts of data, such as credit card verifications for retail businesses, service and order information for field sales representatives and delivery tracking for transportation businesses.

     GTE TSI provides transaction processing, software applications, fraud detection tools and network support services that facilitate the "roaming" of cellular subscribers and the management of cellular markets. GTE TSI serves both large and small customers in a significant portion of domestic markets. GTE TSI competes through product innovation, technology deployment, provision of flexible product solutions and quality customer service.

                                  GTE AIRFONE

     GTE Airfone ("Airfone") operates a telecommunications service for passengers onboard aircraft under a license granted by the FCC in 1991. Five other licenses have been granted by the FCC for air-to-ground service, and two companies, In-Flight Phone Corporation and Claircom, have initiated service. During 1995, MCI acquired partial ownership of In-Flight, while Claircom merged with AT&T to become known as AT&T Wireless. In January 1997, In-Flight Phone Corporation filed for bankruptcy protection under Chapter 11.

     During 1997, Airfone continued deployment of its new advanced digital GenStar System(SM), to its contracted airlines. In May 1997, Airfone was awarded the airborne telephone contract with Continental Airlines. Currently, Airfone has agreements with United, Delta, TWA, US Airways, Reno Air, Midwest Express, US Air Shuttle, United Express, Air Wisconsin, Mexicana and AeroMexico. At December 31, 1997, the GenStar System was installed on approximately 2,028 commercial aircraft in the U.S., Canada and Mexico.

     Internationally, Airfone also offers airborne telecommunications equipment and installations to airlines in Europe and Asia. In Europe, airline partners are: Air France/Air Inter Europe, Alitalia, British Airways and Turkish Airlines. In Asia, airline partners include: All Nippon Airways, Cathay Pacific, China Southern and Thai Airways.

     Airfone and Hughes Defense Communications, pursuant to a joint venture alliance, continued marketing the Magnastar digital product for the corporate general aviation market. The Magnastar System(SM) includes a digital radio, designed by Magnavox, which links exclusively to the Airfone all-digital GenStar System. As of December 31, 1997, over 800 Magnastar units have been sold.

     Airfone will continue to actively compete for digital service contracts and initiate marketing programs designed to promote system usage based on enhanced quality, reliability, new feature offerings and the flexibility for future capabilities. Current features include data and fax service, conference calling, ground-to-air calling, seat-to-seat calling and a variety of information services.

  Directories

     GTE annually publishes or provides sales and other telephone directory-related services primarily through GTE Directories Corporation ("GTE Directories") for approximately 2,600 directory titles in 47 states, the District of Columbia and 16 foreign countries with a total circulation of approximately 96 million copies. With over sixty years of industry experience, GTE Directories', one of the world's largest telephone directory publishers, is a leader in the business of linking buyers and sellers together through effective advertising and information media. In the United States, GTE Directories competes directly within the $11.5 billion yellow pages industry which consists of seven major and numerous smaller U.S.-based directory publishers. Indirectly, GTE Directories competes with other advertising-based media such as cable TV, newspapers, television, radio, and direct mail.

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

     Internationally, GTE Directories has operations in Europe, Asia and Latin America. In 1997, GTE partnered with Swedish telecom group Telia AB to acquire US West Polska, Poland's largest directory publisher. Additionally, GTE acquired Herold Business Data, Austria's leading directory publisher. These two acquisitions complement GTE Directories' other European operations in Belgium and Hungary.

                                 INTERNATIONAL

     GTE, through its international operations, provides telecommunications services in Canada, Venezuela, Argentina, the Dominican Republic and offers paging services in twenty major metropolitan areas in China. As of December 31, 1997, GTE's international operations served approximately 6.1 million access lines and provided cellular and paging services to over 1.5 million customers.

     Through its ownership of common stock of Anglo-Canadian Telephone Company, GTE has voting control of BC TELECOM ("BC Tel") and Quebec Telephone ("Quebec Tel").

     At December 31, 1997, BC Tel served approximately 2.5 million access lines in the province of British Columbia, Canada and provided cellular services to approximately 400,000 subscribers.

     During 1997, a series of regulatory rulings were announced which opened the telecommunications industry in British Columbia to full competition in 1998. The regulatory reforms establish a framework, including the implementation of a price cap regime, under which new competitors can immediately enter the market.

     Beginning in 1994 with the introduction of equal access for long-distance services, BC Tel has been impacted by the effects of competition in its markets. At December 31, 1997, BC Tel's residential long-distance market share was reduced to approximately 75 percent from 78 percent at the end of 1996. BC Tel is aggressively addressing competition in the long-distance market through the implementation of various customer retention and winback initiatives.

     At December 31, 1997, Quebec Tel served approximately 293,000 access lines in the province of Quebec, Canada and provided cellular services to approximately 23,000 customers.

     In addition, GTE, through GTE Holdings (Canada) Limited, a Canadian holding company, owns the common stock of Compania Dominicana de Telefonos, C. por A. ("Codetel"), a telephone company providing local, wireless and national and international long-distance telephone service in the Dominican Republic. This company served approximately 649,000 access lines and 92,000 cellular customers at December 31, 1997. Codetel has experienced competition in its international toll and local and national markets. However, the entrance of competitors is being addressed through enhancements and expansion of the network, the implementation of service bundling and aggressive pricing solutions.

     GTE owns, directly and through a multinational consortium, a 25.9 percent ownership interest in Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the telephone company in Venezuela. Under a concession granted by law, CANTV is a full service telecommunications provider offering local, wireless and domestic and international long-distance service throughout Venezuela on an exclusive basis until October 2000, except in limited circumstances. Beginning in October 2000, however, CANTV will be subject to direct competition for these services. CANTV also offers paging services, public telephones, private networks, data transmission, directory services and other value added services.

     GTE and its four consortium partners have a 40 percent ownership interest in CANTV, while GTE, as the owner of 51 percent of the consortium, is managing CANTV. In connection with the Venezuelan government's initial public offering of a portion of its interest in CANTV, GTE acquired a 5.5 percent direct ownership interest at the end of 1996. This brought GTE's effective ownership interest in CANTV to 25.9 percent. CANTV had approximately 2.7 million access lines in service at December 31, 1997 and served approximately 375,000 cellular subscribers.

     Due to the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by its ability to increase tariffs. CANTV operates under a Concession Agreement with the Venezuelan government that provides, among other things, for quarterly tariff increases based on the previous rates of inflation in Venezuela. The ability to obtain timely tariff increases and ongoing cost reduction and productivity improvement programs, improved operating margins when compared with 1996.

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

     In 1994, a GTE-led consortium, Compania de Telefonos del Interior ("CTI"), was awarded two cellular licenses by the National Telecommunications Commission of Argentina. The concession allows CTI to provide cellular services in the north and south interior regions of Argentina -- areas with a total population of 22 million. Competition began in CTI's markets in April 1996 as the cellular subsidiaries of the local-exchange telephone companies entered the market. GTE, as operator, has a 25.5 percent ownership interest in CTI, and holds a ten-year contract to manage the network. During 1997, CTI more than tripled it's customer base and as of December 31, 1997, CTI served over 300,000 cellular customers.

     GTE also has offices in Beijing, China and Sao Paulo, Brazil. These operations are chartered with pursuing business development opportunities within the telecommunications market of each respective country. The first opportunity, announced in December 1995, was the establishment of a joint venture between GTE China and Guangzhou Guangtong Resources Co. to construct and operate a wireless paging system that currently serves 20 metropolitan areas, including Beijing. At the end of 1997, over 130,000 paging customers were served by this network.

     In Japan, GTE holds a minority interest in nine cellular partnerships created by Nissan Motor Corp. LTD and Japan Telecom Co. LTD to provide 1.5 GHz digital-cellular services throughout Japan. In addition, GTE participates, as a minority owner, in a cellular partnership comprised of a consortium of Japanese companies that provides 1.9 GHz PHS (comparable to PCS) service.

     Early in 1997, the government of Taiwan announced that it had awarded a nationwide license for digital cellular communications services to a consortium in which GTE has a 12 percent interest. During 1997, GTE assisted in the design, build-out and operation of the system, and service was launched in January 1998. GTE estimates that it will invest approximately $90 million in the venture over the next several years.

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

     During 1997, GSC received orders valued at $1.4 billion, an 18 percent increase compared with 1996. GSC is strengthening its presence with traditional military customers while aggressively attempting to offset a declining defense market by broadening its penetration of the civilian agencies of the Federal government. GSC is exploiting selected niches in the domestic commercial marketplace and transitioning its capabilities, products and services to non-defense applications. GSC is addressing complex telecommunications and information processing needs in markets such as health care, banking and finance in addition to pursuing selected programs and markets in the international defense and commercial telecommunications arenas.

     GSC's principal U.S. competitors include CSC, Martin Lockheed, Bell Atlantic, AT&T, TRW, Harris, EDS, Raytheon and Motorola. Major foreign competitors include Thomson-CSF, Ericsson and Siemens.

     GTE's research and development work is centered principally at GTE Laboratories Incorporated. Activities in research and new product development and improvement are also conducted at the various GTE business units. Both research and product development are focused on telecommunications operations and applications.

     The key areas of emphasis include: the automation of telecommunications operations, network management, intelligent network migration, broadband information transport, network architecture design and planning, wireless communications, advanced database capabilities, network quality improvements, exchange video distribution, and support for industry standards development.

     For the years 1997 -- 1995, expenditures for all company-sponsored research and product development and improvement were $122 million, $122 million and $137 million, respectively. Additionally, $162 million, $126 million and $162 million, respectively, was expended for customer-sponsored research and product development and improvement during the same periods. In total, GTE engaged over 1,900 professional scientists and engineers on such activities.

                       REGULATORY AND COMPETITIVE TRENDS

     GTE's telephone subsidiaries hold franchises, licenses and permits adequate for the conduct of their business in the markets which they serve. Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to GTE.

     Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 ("the Act") adopted by Congress. The Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

     The Act presents GTE with both challenges and opportunities. GTE will face additional competition from numerous sources, such as other incumbent LECs, new competitive local-exchange carriers, wireless carriers, cable television service providers, and long-distance companies. However, GTE is now permitted to provide a full array of local, long-distance, Internet access, wireless, and video services both within and outside of its traditional operating areas, and thus generate new sources of revenue from customers previously beyond reach. In fact, GTE now provides long-distance and Internet access service to 1,717,000 and 272,000 customers, respectively.

     GTE supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. GTE believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, GTE has exercised its right to challenge actions it believes act to increase competition at the expense of the shareholders of incumbent firms.

     In July 1997, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Act. The Act required LECs to make their retail services available to competitors. The FCC required that prices for both resold service and network elements be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the Act. The July 1997 court decision found that the FCC overstepped its authority in many instances, and upheld GTE's position that state regulatory agencies bear the primary responsibility of the majority of decisions as to how competing firms interconnect their networks and the associated compensation. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

     The favorable ruling by the Eighth Circuit did not impede the progress of competition. GTE has processed over 100,000 requests from competitors for resold lines, and is currently processing over 20,000 orders per month. GTE has finalized more than 350 interconnection agreements with various competitive LECs, and is currently in the process of negotiating approximately 900 additional agreements. A number of these interconnection agreements adopted as a result of the arbitration process established by the Act incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, GTE has exercised its right to challenge a number of such agreements. GTE has lawsuits pending in federal district court in 14 states.

     In May 1997, the FCC released two new major decisions related to implementation of the Act's provisions -- the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service, and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

     The access charge reform order also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long-distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residence customers. Oral argument has been held and a decision is expected in 1998.

     Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula, and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

     Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets. In total, approximately 72% of the regulated revenues for GTE's domestic telephone operations are under some form of alternative regulation, including 100% of the interstate revenues. Approximately 62% of GTE's domestic access lines are in ten states that have adopted incentive regulation plans for intrastate service, including California, Florida and Texas, the states where GTE's largest operations are located. GTE filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $103 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by GTE, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long-distance carriers were offset by new per line charges and the charges paid by end-users.

     For the provision of interstate access services, GTE operates under the terms of the FCC's "price cap" incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

     In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0%, with an additive consumer productivity dividend of .5%. The FCC also eliminated the sharing requirements of the price cap rules.

     During 1997, other regulatory and legislative developments occurred at the state level to further open the telecommunications marketplace to competition. For example, the California Public Utilities Commission ("CPUC") continued its efforts to promote competition by addressing unbundling of network elements and updating its March 1996 resale decision to expand the scope of retail services to be discounted and offered for resale. The CPUC also opened an investigation to examine the level of access to the Operational Support System ("OSS") of incumbent LECs as well as the quality and speed of access to the OSS.

     During 1997, the CPUC introduced two new universal service programs. In order to meet California's universal service goal in a competitive arena, the California High Cost Fund-B revises the mechanism for maintaining affordable basic local service rates in high cost areas. The California Teleconnect program offers discounts to eligible schools, libraries, government-owned hospitals and health care organizations and tax exempt community-based organizations to encourage the use of advanced telecommunications services. Subsequent to the FCC order on universal service, the CPUC adopted the FCC discount matrix for schools and libraries and modified its California Teleconnect program to be compatible.

     California operates under a state price cap mechanism. On December 20, 1996, the CPUC approved GTE's 1997 price cap filing. The decision authorized GTE to collect $27.5 million in rates via a surcharge commencing January 1, 1997. The 1998 price cap filing did not result in any changes to revenues, however rate adjustments, effective in 1998, were included as a result of rate and surcharge integration with the former Contel of California serving territories.

     Internationally, the accelerated pace of regulatory and competitive change has continued. In Canada, the Canadian Radio-television and Telecommunications Commission, the telecommunications regulatory authority, issued an order opening the market for local services to full competition and implemented a price cap regime effective January 1, 1998. To meet this competition, aggressive marketing of customer services and technologically advanced product service offerings have been implemented to minimize loss of market share. In addition, cost saving efforts through planned workforce reductions are being implemented. In the Dominican Republic, competitive pressures for international and local toll traffic have continued to impact revenues and operating margins. However, the introduction of new products and services, upgrading and expansion of the network, as well as the implementation of productivity improvement programs, are expected to help offset the impact of competition. In Venezuela, a workforce transformation plan is being implemented to more effectively meet customer needs and prepare for the opening of competition in telecommunications during the year 2000.

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

     From January 1, 1993 to December 31, 1997, GTE made capital expenditures of $21.3 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 38 percent of gross plant of $56 billion at December 31, 1997.

     At year-end 1997, access lines served in the United States totaled 21.5 million. In addition, at December 31, 1997, GTE's subsidiary telephone companies in Canada and the Dominican Republic and GTE's affiliate in Venezuela served 6.1 million access lines. At December 31, 1997, 98 percent of GTE's U.S. access lines were connected to digital switches, compared with 86 percent in 1993. During 1997, GTE continued the installation of fiber-optic cable, bringing total miles installed throughout GTE's domestic network to approximately 1,262,000 miles.

     At year-end 1997, GTE had 5 laboratories in the U.S.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

     At January 31, 1998, there were approximately 484,000 common shareholders of record.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                        GTE CORPORATION AND SUBSIDIARIES

                                                           1ST QTR      2ND QTR      3RD QTR      4TH QTR
                                                          ---------    ---------    ---------    ---------
                                                          (Millions of Dollars, Except Per-Share Amounts)
1997
Revenues and sales......................................    $5,281       $5,692       $5,940       $6,347
Operating income........................................     1,346        1,406        1,487        1,372
Net income..............................................       665          671          756          702
                                                            ------       ------       ------       ------
Earnings per common share(a):
  Basic.................................................      $.69          $.70         $.79         $.73
  Diluted...............................................      $.69          $.70         $.79         $.73
                                                            ------       ------       ------       ------
Dividends declared per common share.....................      $.47          $.47         $.47         $.47
                                                            ------       ------       ------       ------
Stock market price:
  High..................................................    $49.38        $47.50       $48.38       $52.25
  Low...................................................     43.13        41.13        42.88        40.50
  Close.................................................     46.63        43.88        45.38        52.25
                                                            ------       ------       ------       ------
1996
Revenues and sales......................................    $4,951       $5,293       $5,344       $5,751
Operating income........................................     1,250        1,339        1,445        1,454
Net income..............................................       616          642          756          784
                                                            ------       ------       ------       ------
Earnings per common share(a):
  Basic.................................................      $.63          $.66         $.78         $.81
  Diluted...............................................      $.63          $.66         $.78         $.81
                                                            ------       ------       ------       ------
Dividends declared per common share.....................      $.47          $.47         $.47         $.47
                                                            ------       ------       ------       ------
Stock market price:
  High..................................................    $49.25        $45.63       $45.00       $46.50
  Low...................................................     40.50        40.88        37.75        38.25
  Close.................................................     43.38        44.75        38.50        45.38
                                                            ------       ------       ------       ------

---------------
(a) In the fourth quarter of 1997, GTE adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," accordingly prior-period amounts have been restated to conform to the new requirements (see Notes 2 and 15 to the Consolidated Financial Statements).

(b) First-quarter 1996 net income includes an after-tax gain on the sale of nonstrategic domestic local-exchange telephone properties of $8 million, or $.01 per share (see Note 13 to the Consolidated Financial Statements).

                             CORPORATE INFORMATION

CORPORATE HEADQUARTERS
GTE Corporation
One Stamford Forum
Stamford, CT 06904
203-965-2000

INFORMATION VIA THE INTERNET
World Wide Web users can access information about GTE at:
http://www.gte.com

     SHAREHOLDER SYSTEMATIC INVESTMENT PLAN. Under this plan, GTE shareholders may reinvest their dividends or make optional payments toward the purchase of additional shares of common stock. Shareholders wishing information about this plan should contact BankBoston, N.A. at 800-225-5160.

     DIVIDEND DIRECT DEPOSIT SERVICE. GTE offers its registered shareholders the option of having dividends deposited directly into their checking or savings accounts at any financial institution participating in the Automated Clearing House (ACH) system. This service is provided at no charge. To sign up for this service, shareholders should contact BankBoston, N.A. at 800-225-5160.

     DIVIDENDS AND EARNINGS. GTE has generally paid its dividends on the first day of January, April, July and October. Earnings have generally been announced the third week of January, April, July and October. Shareholders may call 800-225-5160 at BankBoston, N.A. to hear quarterly financial highlights.

     SHAREHOLDER SERVICES. BankBoston, N.A., Transfer Agent and Registrar for GTE's common stock, should be contacted with any questions relating to shareholder accounts. This includes:

- Account Information      - Dividends                - Market Prices
- Transfer Instructions    - Statements and Reports
- Change of Address        - Lost Certificates

     Shareholders may call toll free at 800-225-5160 any time, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 781-575-2990.

     Or write to:
          BankBoston, N.A.
        c/o Boston EquiServe, L.P.
        P.O. Box 8031
        Boston, MA 02266-8031

     Shareholders with e-mail addresses can send inquiries to:
http://www.equiserve.com

     For overnight delivery services, use the following address:
          BankBoston, N.A.
        c/o Boston EquiServe, L.P.
        Blue Hills Office Park
        150 Royall Street
        Mail Stop 4502-60
        Canton, MA 02021

     The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates:
          Securities Transfers and Reporting Services
        55 Broadway
        New York, NY 10006

     ANNUAL MEETING. The 1998 Annual Meeting of Shareholders will be held at 2 p.m. on Wednesday, April 15, at the Italian Center, 1620 Newfield Avenue, Stamford, Connecticut.

     INVESTOR RELATIONS. Security analysts, institutional investors and other members of the financial community requesting information about GTE should contact:
          Investor Relations Department
        GTE Corporation
        One Stamford Forum
        Stamford, CT 06904
        203-965-2789
        Int'l Telex: 4750071
        Fax: 203-965-2520
        http//www.gte.com

     STOCK EXCHANGE LISTINGS. GTE Corporation (symbol: GTE) is listed on the New York Stock Exchange, the Chicago, Pacific and other regional stock exchanges in the United States and on stock exchanges in Amsterdam, Basel, Geneva, Lausanne, London, Paris, Zurich and Tokyo.

     AUDITORS.  Arthur Andersen LLP
             400 Atlantic Street
             Stamford, CT 06912

     REQUESTS FOR ANNUAL REPORTS. Shareholders may obtain an additional printed copy of this annual report or a copy of the annual Form 10-K filed with the Securities and Exchange Commission, by calling 1-800-225-5160.

     An audiocassette version of the 1997 annual report is available to visually impaired shareholders by contacting:
          Public Affairs and Communications
        GTE Corporation
        One Stamford Forum
        Stamford, CT 06904
        203-965-3436

     OTHER SECURITIES. Questions regarding the bonds, debentures and preferred securities of GTE or its subsidiaries should be directed to:
          Treasury Department
        Capital Markets
        GTE Corporation
        One Stamford Forum
        Stamford, CT 06904
        203-965-3425

     PRODUCTS AND SERVICES HOTLINE. Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

     DIVERSITY AT GTE. GTE strives to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the Corporate Secretary's Office.

ITEM 6.  SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                        GTE CORPORATION AND SUBSIDIARIES

                                                                                           FIVE-YEAR ANNUAL
                                     1997       1996       1995       1994       1993        GROWTH RATE*
                                    -------    -------    -------    -------    -------    ----------------
                                                (Millions of Dollars, Except Per-Share Amounts)
RESULTS OF OPERATIONS
Revenues and sales
  Local services..................  $ 6,607    $ 6,060    $ 5,743    $ 5,137    $ 5,062           6.5%
  Network access services.........    4,923      4,618      4,363      4,348      4,398           1.8
  Toll services...................    2,429      2,500      2,548      3,285      3,321          (7.6)
  Cellular services...............    2,817      2,562      2,191      1,666      1,178          26.2
  Directory services..............    1,507      1,527      1,383      1,372      1,438           1.6
  Other services and sales........    4,977      4,072      3,729      3,720      3,935           1.8
                                    -------    -------    -------    -------    -------          ----
         Total revenues and
           sales..................   23,260     21,339     19,957     19,528     19,332           3.5
                                    -------    -------    -------    -------    -------          ----
Cost of services and sales........    9,203      8,071      7,537      7,677      7,848           1.8
Selling, general and
  administrative..................    4,560      4,010      3,689      3,667      3,817           2.4
Depreciation and amortization.....    3,886      3,770      3,675      3,432      3,419           3.5
Restructuring costs...............       --         --         --         --      1,840(a)         --
                                    -------    -------    -------    -------    -------          ----
         Operating income.........    5,611      5,488      5,056      4,752      2,408(b)       12.7
                                    -------    -------    -------    -------    -------          ----
Net income (loss)
  Income before extraordinary
    charges(d)....................    2,794(C)   2,798      2,538      2,441        972          17.1
  Consolidated(g).................    2,794      2,798     (2,144)(e)   2,441       882(f)         --
Earnings (loss) per common share
  Income before extraordinary
    charges(d)....................     2.92(C)    2.89       2.62       2.55       1.03          15.8
  Consolidated(g).................     2.92       2.89      (2.21)(e)    2.55       .93(f)         --
Diluted earnings (loss) per common
  share
  Income before extraordinary
    charges(d)....................     2.90       2.88       2.61       2.54       1.03          15.8
  Consolidated(g).................     2.90       2.88      (2.20)      2.54        .93            --
Common dividends declared per
  share...........................     1.88       1.88       1.88       1.88       1.85           1.1
Book value per share..............     8.39       7.62       7.05(e)   10.85       9.96          (6.6)
Average common shares outstanding
  (in millions)...................      958        969        970        958        945           1.1
ASSETS AND CAPITAL
Consolidated assets...............   42,142     38,422     37,019(e)  42,500     41,575          (1.1)
Long-term debt and redeemable
  preferred stock.................   14,494     13,210     12,744     12,236     13,103            .4
Shareholders' equity..............    8,038      7,336      6,871(e)  10,483      9,593          (6.5)
Net cash from operations..........    6,244      5,899      5,033      4,740      5,373           4.7
Capital expenditures..............    5,128      4,088      4,034      4,192      3,893           4.3
CONSOLIDATED RATIOS AND OTHER
  INFORMATION
Return on common equity(g)........     37.6%      40.2%     (20.3)%     24.8%       8.8%           --
Return on investment(g)...........     14.5%      15.6%      (4.2)%     13.1%       6.9%           --
Average common equity.............    7,433      6,960     10,539      9,838     10,030          (5.3)
Equity ratio......................     36.5%      38.1       37.9%(e)    46.2%     42.6%           --
Average investment................   26,857     24,395     27,150     25,647     27,322          (1.4)
Research and development..........      122        122        137        139        135          (4.6)
Employees (in thousands)
         Total....................      114        102        106        111        117          (3.0)
         United States............       94         83         85         89         94          (2.6)
                                    -------    -------    -------    -------    -------          ----

---------------
Notes to Selected Financial Data appear on following pages

                            SELECTED FINANCIAL DATA

                                                                                           FIVE-YEAR ANNUAL
                                     1997       1996       1995       1994       1993        GROWTH RATE*
                                    -------    -------    -------    -------    -------    ----------------
                                                (Millions of Dollars, Except Per-Share Amounts)
INTERNATIONAL OPERATIONS (INCLUDED
  ABOVE)(H)
Revenues and sales................  $ 2,902    $ 2,711    $ 2,477    $ 2,483    $ 2,420           4.0
Income before extraordinary
  charges.........................      366        339        206        265        321           5.2
Total assets......................    6,877      6,516      5,808      5,727      5,449           5.4
                                    -------    -------    -------    -------    -------          ----
NETWORK STATISTICS
Access minutes of use (in
  millions).......................   79,640     70,452     64,193     59,247     55,864           8.6%
Access lines (in thousands)
  Total(i)........................   27,670     25,766     24,050     22,739     21,972           5.5
  United States(i)................   21,539     20,007     18,512     17,427     17,059           5.2
  Switched........................   18,378     17,416     16,650     16,022     15,915           3.1
                                    -------    -------    -------    -------    -------          ----
Wireless subscribers (includes PCS
  in thousands)
  Total...........................    5,701      4,445      3,547      2,660      1,787          36.1
  United States...................    4,487      3,749      3,011      2,339      1,585          32.7
                                    -------    -------    -------    -------    -------          ----
Adjusted "POPs" (in millions)(j)
  Total...........................     78.9       78.3       76.7       68.0       63.4           6.1
  United States...................     61.3       61.9       61.7       53.0       53.0           3.9
                                    -------    -------    -------    -------    -------          ----
Domestic Wireline Operations
  Revenues and sales..............  $15,134    $13,965    $13,375    $13,212    $13,162           2.6
  Operating income(a).............    4,491      3,982      3,621      3,490      1,962(b)       11.2
  Operating cash flow margin(k)...     47.7%      48.3%      47.8%      46.4%      34.7%           --
  Capital expenditures............    3,607      2,690      2,564      2,821      2,811           2.7
                                    -------    -------    -------    -------    -------          ----
Domestic Cellular Operations
  Service revenues................  $ 2,549    $ 2,347    $ 2,019    $ 1,539    $ 1,082          25.9
  Operating income................      449        461        410        278        124          45.6
  Operating cash flow margin(k)...     33.5%      36.0%      36.8%      35.3%      31.9%           --
  Capital expenditures............      297        600        709        610        389            .8
                                    -------    -------    -------    -------    -------          ----

---------------

 *  Least-squares method; percentages have been omitted where not meaningful.

(a) During 1993, GTE recorded one-time restructuring costs of $1.8 billion, which reduced net income by $1.2 billion, or $1.22 per share.

(b) Includes a $74 million pretax charge ($46 million after-tax, or $.05 per share) for the cost of voluntary separation programs at domestic telephone operations.

(c) Includes costs associated with the new data initiatives that reduced net income by $242 million, or $.25 per share.

(d) 1996, 1995, 1994 and 1993 include after-tax gains of $8 million, or $.01 per share; $11 million, or $.01 per share; $162 million, or $.17 per share; and $91 million, or $.10 per share, respectively, on sales of certain nonstrategic domestic local-exchange telephone properties.

(e) See Note 2 on Extraordinary Charges.

(f) During 1993, GTE redeemed, prior to scheduled maturity, $2.1 billion of high-coupon first-mortgage bonds of five of its telephone subsidiaries. These redemptions resulted in an after-tax extraordinary charge of $90 million (net of tax benefits of $53 million), or $.10 per share.

                            SELECTED FINANCIAL DATA

(g) Excluding the special items described in footnotes (a) through (f), net income, earnings per common share, diluted earnings per share, return on common equity and return on investment would have been:

                                                                               FIVE-YEAR ANNUAL
                                   1997     1996     1995     1994     1993      GROWTH RATE*
                                  ------   ------   ------   ------   ------   ----------------
Net income (in millions)........  $3,036   $2,790   $2,527   $2,279   $2,077         11.2%
Earnings per common share.......    3.17     2.88     2.61     2.38     2.20         10.0
Diluted earnings per common
  share.........................    3.16     2.87     2.60     2.37     2.19         10.0
Return on common equity.........    40.6%    40.1%    23.2%    23.3%    20.4%          --
Return on investment............    15.6%    15.5%    12.8%    12.5%    11.2%          --

(h) Includes GTE's international subsidiaries and affiliates.

(i) Access lines exclude 448,000 and 440,000 net lines sold during 1994 and 1993, respectively. Total access lines include 2.7 million, 2.5 million, 2.4 million, 2.3 million and 2.0 million lines served by CANTV in Latin America in 1997-93, respectively. Excluding the effect of CANTV and the access lines sold during 1994 and 1993, the five-year total access line growth rate was 5.9%.

(j) Represents population to be served times GTE's percentage interest in wireless markets.

(k) Represents operating income before depreciation and amortization divided by revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Return to Shareholders

     GTE's primary objective is to maximize shareholders' long-term total return, consisting of share-price appreciation and dividends. Total return to GTE shareholders in 1997 increased to 20% compared with 8% appreciation in 1996. GTE generated a three-year 1997 average total return of 25.3% compared with the regional Bell operating companies of 30.6%.

     GTE's commitment to shareholder value is supported by clear investment criteria: investments must be in the Company's integrated telecommunications business, and they must be expected to earn more than their cost of capital over time. GTE's commitment to shareholder value is also supported by a policy of maintaining a dividend payout ratio that is competitive with peer companies. Consistent with this policy, GTE maintained its dividend at $1.88 per share in 1997, resulting in a dividend payout ratio of 64%.

  Consolidated Operations

     GTE had another strong year in 1997. Domestically, GTE realized record growth in access lines and network usage and strong growth in wireless customers. Internationally, network services revenues grew 7%, driven by increased usage of network access lines, higher rates in the Canadian operations and wireless subscriber growth in Canada and the Dominican Republic.

     Consolidated net income in 1997 was $3.0 billion, or $3.17 per share, excluding the impact of data initiatives. This is a 10% earnings per share growth compared with consolidated net income in 1996 of $2.8 billion, or $2.88 per share, excluding the impact of gains ($8 million, or $.01 per share) associated with the sale of nonstrategic domestic telephone properties. Including the effects of the new 1997 data initiatives, reported earnings per share of $2.92 was achieved on $2.8 billion of net income.

     Consolidated revenues and sales grew 9% in 1997 to $23.3 billion compared with $21.3 billion reported in 1996. Strong volume growth in network services operations and substantial increases in wireless customers more than offset lower, more competitive pricing. Outside the U.S., local rate rebalancing programs in Canada and the Dominican Republic more than offset toll revenue losses resulting from competitive pressures.

     GTE's Network Services experienced record growth, adding 1.5 million access lines, an increase of 7.7%, and achieving a 13.0% increase in minutes of use.

     During 1997, GTE added 738,000 new domestic wireless customers, bringing total domestic wireless customers to 4,487,000 and total worldwide wireless customers to 5,701,000, representing a 28.3% growth rate over the 4,445,000 served at the end of 1996.

     The rollout of new and expanded services also drove the increase in revenues. These services, which include interlata long-distance, CentraNet(R), data and custom-calling features, such as caller ID, call waiting and voice messaging, increased these revenues 55% to $1.9 billion in 1997. This compares with $1.2 billion of revenues recorded in 1996. These new services are expected to continue to contribute a larger percentage of GTE's total revenue stream in future years as a result of strong business and consumer demand.

     Operating income for 1997 reached a record $5.6 billion, up 2% from the $5.5 billion reported in 1996. The increase was accomplished while investing in new strategic opportunities, such as the data initiatives, that began in 1997. Excluding the data initiatives, 1997 operating income from core operations was $6.0 billion, representing 9% growth over last year. Investments in other initiatives, such as long distance, PCS, video and GTE SuperPages(R), as well as GTE's new sales, service and marketing activities, reduced operating income by $456 million. Net interest expense increased from 1996 levels due to higher debt balances, partly offset by favorable interest rates. Other expense totaled $48 million in 1997 compared with $50 million in 1996. The slight improvement reflects GTE's increased ownership in and higher earnings from CANTV, the Venezuelan telephone company in which GTE has a 25.9% equity interest, and income from unconsolidated domestic wireless subsidiaries. GTE's effective income tax rate in 1997 increased to 36.8% from 36.6% in 1996.

     In 1996, consolidated revenues and sales totaled $21.3 billion compared with $20.0 billion in 1995. Strong volume growth in telephone operations and substantial increases in cellular customers more than offset lower, more competitive pricing. In the U.S., price reductions and regulatory actions reduced revenues by approximately $160 million and $450 million in 1996 and 1995, respectively.

     Operating income in 1996 increased 8.5% over 1995. The increase was due to higher revenues and ongoing cost reductions from process re-engineering activities. The increase was partially offset by higher costs associated with the expansion of core wireline and wireless businesses, as well as investments in new initiatives. Income was $2.8 billion, or $2.88 per share, in 1996, an increase of 10% compared with $2.5 billion, or $2.61 per share, in 1995, excluding special items.

     For a discussion of the use of financial instruments and contingencies, see Notes 9 and 16 to Consolidated Financial Statements. During 1995, GTE adopted accounting principles appropriate for nonregulated companies and recorded extraordinary charges totaling $4.7 billion, or $4.83 per share, as discussed in
Note 2 to the Consolidated Financial Statements.

  Local Service Revenues

     Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 9% to $6.6 billion in 1997. This growth was attributable to adding a record 1.5 million domestic access lines in service during 1997, a 7.7% growth rate, including a 426,000, or 8.9%, increase in business lines and a 267,000, or 16.0%, increase in residential second lines. The growth in second lines is attributable to strong consumer demand for access to the Internet, online computer services and fax machines. Additionally, 159,000 international access lines were added in 1997.

  Network Access Service Revenues

     Interstate and intrastate network access service revenues are based on fees charged to interexchange carriers that use GTE's local-exchange network in providing long-distance services to their customers. Network access service revenues of $4.9 billion grew 7% from $4.6 billion in 1996. The impact of the 13.0% growth in minutes of use of GTE's domestic localexchange network for long-distance calling was partially offset by competitive and regulatory-mandated rate reductions totaling $120 million.

  Toll Service Revenues

     Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA), and also include revenues of GTE Long Distance service introduced in 1996. Toll service revenues decreased 3% to $2.4 billion from the 1996 level. This decline was primarily attributable to price reductions to meet less expensive competitive access and regulatory-mandated rate reductions. Partially offsetting these reductions were $274 million of higher revenues related to GTE Long Distance service.

  Cellular Service Revenues

     Cellular service revenues grew 10% to $2.8 billion from $2.6 billion in 1996. The growth in revenues was primarily attributable to the growth in customers both in the U.S. and internationally. Total U.S. customers served at the end of 1997 reached 4,487,000, an increase of 20% over 1996. Cellular market penetration increased to 9.1% in 1997 compared with 7.8% in 1996. The revenue growth was tempered by a decline in revenues per customer per month in the U.S., reflecting price competition and continued growth of casual and security users in the customer base. During the year, revenues per customer in the U.S. averaged $51 per month compared with $60 in 1996, a 15.0% decline.

  Directory Services Revenues

     Directory services revenues result primarily from the sale of Yellow Pages advertising and also include fees charged to print, publish and distribute telephone directories. GTE annually publishes or provides sales and other directory-related services for approximately 2,600 different directories in 47 states and 16 foreign countries. Directory services revenues declined slightly, 1% to $1.5 billion in 1997.

  Other Services and Sales

     Other services and sales include revenues from: GTE Government Systems, which provides integrated telecommunication systems and customized solutions and equipment to U.S. government defense and civilian agencies as well as commercial users both domestically and internationally; GTE Airfone, which provides aircraft-based telecommunication services for passengers; and telephone and cellular equipment sales and services. In addition, other services and sales includes revenue from data initiatives of $279 million in 1997. GTE continued strengthening its data initiatives by acquiring BBN Corporation (BBN) based in Cambridge, Massachusetts. BBN is a leading provider of high performance end-to-end Internet solutions such as World Wide Web site hosting, network security, consulting, systems integration, and dedicated and dial-up Internet access for government and commercial customers. Its 2,200 employees have extensive experience in leading-edge Internet and other telecommunications applications. Twenty-eight years ago, BBN created ARPANET, the forerunner of the Internet. In total, other services and sales revenues increased to $5.0 billion in 1997, reflecting an increase of 22% due to the new data initiatives and higher non-network related equipment and systems sales. During 1997, GTE Government Systems received orders valued at $1.4 billion, an 18% increase over 1996.

  Cost of Services and Sales

     Cost of services and sales increased 14% to $9.2 billion in 1997 compared with $8.1 billion in 1996, primarily reflecting the growth in sales of telecommunication systems and equipment as well as increased costs associated with the new initiatives that GTE started over the past two years. Partly offsetting these increases are productivity improvements such as the rollout of technologically-advanced systems, thereby reducing labor-intensive processes.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 14% in 1997 to $4.6 billion from $4.0 billion in 1996. The growth in these operating costs is primarily related to higher selling and advertising costs, which grew 34% from 1996 levels. In addition, the increase is associated with the strong customer growth and support of the data and other new initiatives, within GTE's core wireline and wireless operations. Partially offsetting these increases were ongoing cost containment and reduction programs in general and administrative costs, which have been implemented across all business units, in addition to a reduction in pension costs due to the purchase of annuities for certain retirees.

  Depreciation and Amortization

     Depreciation and amortization increased 3% to $3.9 billion in 1997 compared with $3.8 billion in 1996. The increase reflects the expansion of the wireline network to meet demand for additional lines, enhanced calling features and switched data services, and the continued deployment of enabling technologies for broadband services. The wireless network was also expanded to provide significantly higher capacity and to improve service quality. These increases were partially offset by a reduction in depreciation rates in 1997 to reflect higher salvage values related to certain telephone plant and equipment.

  Other Income and Expense

     In 1997, GTE reported other expense of $48 million compared with $50 million in 1996. Other income and expense is comprised primarily of minority interests and earnings of unconsolidated subsidiaries, including international ventures and cellular partnerships.

     Minority interests increased $6 million in 1997 to $245 million as a result of higher earnings in the Canadian operations. The increase in minority interest was more than offset by higher income from unconsolidated subsidiaries.

     Equity in income of unconsolidated subsidiaries improved considerably in 1997 and 1996. Higher earnings in 1997 of 13% were provided by CANTV. GTE's results from CANTV were favorably affected by operating improvements stemming from timely rate increases, productivity gains resulting from employee reductions, and other cost controls. In addition, 1997 results were favorably impacted by GTE's increase in its ownership level of CANTV from 20.4% to 25.9% in the fourth quarter of 1996. In contrast, during 1995, CANTV operated within a weak economy with currency controls and limited access to international banking and capital markets. As a result of these conditions, CANTV made a relatively small contribution to GTE's 1995 earnings.

     Due to the high level of inflation in Venezuela, CANTV's financial performance is highly dependent on its ability to increase tariffs. In 1997-96, CANTV successfully obtained tariff increases, generally in accordance with the Concession Agreement with the Venezuelan government.

  Regulatory and Competitive Trends

     Much of the regulatory and legislative activity that occurred in the U.S. in 1997 was a direct result of the Telecommunications Act of 1996 (1996 Act) adopted by Congress. The 1996 Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

     The 1996 Act presents GTE with both challenges and opportunities. GTE is facing additional competition from numerous sources, such as other incumbent local-exchange carriers, new competitive local-exchange carriers, wireless carriers, cable television service providers, and long-distance companies. However, GTE is now permitted to provide a full array of local, long-distance, Internet-access, wireless, and video services both within and outside of its traditional operating areas, and thus generate new sources of revenue from customers previously beyond reach. In fact, GTE now provides long-distance and Internet-access services to 1,717,000 and 272,000 customers, respectively.

     GTE is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal level that enable all service providers to participate equitably in the marketplace and benefit everyone. GTE believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. GTE has consequently exercised its right to challenge regulatory actions it believes unfairly disadvantage its customers and shareholders.

     In July 1997, the U.S. Eighth Circuit Court released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the 1996 Act. The prices for both resold service and network elements were required to be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the 1996 Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas, and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

     This favorable ruling did not impede the progress of competition. GTE has processed over 100,000 requests from competitors for resold lines, is currently processing over 20,000 orders per month and expects higher volumes per month in the future. GTE has finalized more than 350 interconnection agreements with various competitive local-exchange carriers, and is currently in the process of negotiating approximately 900 additional agreements. A number of these interconnection agreements, adopted as a result of the arbitration process established by the 1996 Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit Court. Thus, GTE has exercised its right to challenge a number of such agreements. GTE has lawsuits pending in federal district court in 14 states.

     In May 1997, the FCC released two new major decisions related to implementation of the 1996 Act's provisions: the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before a Federal Court of Appeals on the grounds that the FCC did not follow the requirements of the 1996 Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

     The FCC access charge order revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. The FCC ordered $18.5 billion in cuts for longdistance companies to be accomplished by increasing the access charges for businesses and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before a federal appeals court, charging the FCC: did not eliminate the universal service subsidies implicit in interstate access charges as directed by the 1996 Act; and created additional subsidy charges paid only by businesses and multiline residential customers.

     Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other local-exchange carriers have challenged this decision before a Federal Court of Appeals based on the belief that the FCC established a fundamentally unfair price reduction formula and required retroactive price reductions. A decision on this challenge is also expected in 1998.

     Approximately 62% of GTE's domestic access lines are in 10 states that have adopted incentive regulation plans for intrastate service, including California, Florida and Texas, the states where GTE's largest operations are located. Approximately 72% of the regulated revenues for GTE's domestic telephone operations are under some form of alternative regulation, including 100% of the interstate revenues. GTE filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $103 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by GTE, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multiline business lines. In aggregate, the reductions in usage sensitive access charges paid by long-distance carriers were offset by new per line charges and the charges paid by end-users.

     Internationally, the pace of regulatory and competitive change continued to accelerate during 1997, which allows GTE the opportunity to more fully participate in the $600 billion annual world telecom market. Currently, 20% of the world market operates in a competitive mode, and by the year 2000, this will have shifted to 80%. Much of this shift is associated with the 1997 World Trade Organization (WTO) agreement on trade in basic telecommunications. This agreement was signed by 69 countries that represent 94% of global telecommunications services.

     Across Latin America, intensive efforts to institute market liberalization are underway with Brazil, Mexico, Ecuador and Guatemala leading the way. In Venezuela, where GTE is a major participant in a wide range of telecom services through CANTV, the market is scheduled for competitive liberalization in November 2000. In Argentina, important regulatory changes have instituted "calling party pays" in the cellular market. In addition, a decision is in the courts that could allow GTE's cellular venture CTI to carry its customers' long-distance calls. Further, CTI has gained the right to bid for a license to offer PCS service in Buenos Aires, which would extend its service coverage to the entire country. In the Dominican Republic, CODETEL maintains its solid position as a full service provider of choice in an increasingly competitive telecom market.

     Europe opened its market to extensive competition on January 1, 1998, as part of its WTO commitment. GTE continues to evaluate the many opportunities made available by this opening of one of the most prosperous telecom markets in the world.

     In Asia, where GTE's position is growing, massive untapped markets are just beginning to emerge. GTE is involved in providing fixed wireless service in northern India, PCS service in Taiwan and paging service in China. Although China and Taiwan have not currently committed to the WTO agreement, these countries, along with all of Asia, continue their movement toward market liberalization. From its base in Asia, GTE will share in the region's growth.

     In Canada, GTE already provides a wide range of telecom services through its BC TEL and Quebec Tel operations. These companies provide the opportunity for further growth as Canada's market flourishes under that country's competitive initiatives, which include the implementation of a price cap regime, rebalancing of local rates and the opening of competition in local service in British Columbia effective January 1, 1998. The Canadian telephone operations currently follow accounting prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). Given the changes discussed above, GTE's Canadian telephone operations are studying whether the use of FAS 71 continues to be appropriate. If they were to determine that the use of FAS 71 was no longer appropriate, they would be required to write-off certain deferred costs and obligations and reduce the carrying value of their plant and equipment to the extent that it is considered unrecoverable. The financial impact of such a determination, which would be non cash, could be material.

     Around the globe, GTE continues to support the orderly transition to competitive telecommunications markets that allow all efficient service providers to work together under unbiased laws and regulations to bring the best in telecommunications services to the consumer.

  GTE Growth Initiatives

     In 1997, GTE continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

     In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation, a leading supplier of end-to-end Internet solutions. BBN Corporation brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.

     During 1997, GTE established an organization that could take advantage of the new opportunities available as a result of the changing regulatory environment. GTE Communications Corporation is the enabling marketing and sales organization, permitting GTE to go beyond its traditional franchise boundaries and compete effectively in the marketplace. By packaging products and services, such as traditional wireline, wireless, long-distance and Internet services on one bill, GTE is positioned to capture high value, high margin customers, both inside and outside of franchise territories. GTE Communications Corporation is initially reselling other companies' facilities, including those of GTE's in-franchise local-exchange carriers. However, as the marketplace dictates, variations of service delivery may occur that could include the following possibilities: a GTE network, supporting all information transport (voice, video and data) over wireline and wireless; a series of alliances; or through least cost routing as a reseller.

     In addition, GTE activated its first PCS wireless network in Cincinnati in February. PCS wireless networks were also activated in April and May, in Seattle and Spokane, respectively, completing the PCS market launch. At year end there were 19,000 customers.

     GTE is also actively pursuing expansion of its international operations to capitalize on opportunities for long-term profitable growth.

     GTE expanded paging service through a joint venture with a major Chinese wireless telecommunications operator. This service now encompasses 20 major metropolitan areas. This effort has generated over 135,000 customers. In January 1997, the government of Taiwan awarded a digital cellular license to Pacific Cellular Corporation, a consortium in which GTE holds a minority interest as the only foreign stakeholder. GTE expects to invest approximately $135 million into this venture. The planned network will include approximately 1,200 cell sites, representing the largest network on any frequency in the country. Service was launched in January 1998.

  Capital Investment, Resources and Liquidity

  Return on Equity

     GTE's return on average common equity was 40.6% in 1997 compared with 40.1% in 1996, excluding the impact of data initiatives and the 1996 gains on the sales of certain nonstrategic domestic telephone properties.

  Capitalization

     GTE targets a capital structure and overall credit position that is appropriate for an "A" rated company. This allows GTE's shareholders to enjoy the benefits of prudent and reasonable financial leverage, while also protecting debtholder interests and ensuring ready access to the capital markets.

     In June 1996, Moody's raised its rating on GTE Corporation's senior debt to A3 from Baa1 and in March 1997, Standard & Poor's raised its rating on GTE Corporation's senior debt to A from A-. In October 1997, due to the proposed offer to merge with MCI, the rating was reduced to Baa1 by Moody's. Although MCI has approved an alternate offer, GTE's offer remains open. Due to the uncertainty of the closing of the other offer for MCI and GTE's open offer, four major rating agencies have continued a negative "watch listing" on GTE's debt rating.

     During 1997, GTE renegotiated its two syndicated credit facilities totaling $4.0 billion, including a five-year line of $2.5 billion for GTE Corporation and a 364-day line of $1.5 billion for certain domestic telephone operating subsidiaries. Fifty-four banks representing 12 countries participated in these syndicated facilities, which will be used primarily to back up commercial paper borrowings. In December 1997, GTE negotiated bilateral credit agreements for an additional $2.0 billion in credit capacity. These facilities, which are shared by GTE Corporation and certain domestic telephone operating subsidiaries, are aligned with the maturity date of the existing 364-day line. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt.

     In June 1997, GTE's Board of Directors approved the filing of a $3 billion shelf registration statement with the Securities and Exchange Commission that included the establishment of a public Medium-Term Note (MTN) program. The benefits of an MTN program include lower rates than traditional debentures due to more flexibility with regard to amounts issued, timing and speed to market. Notes issued under the MTN program have received the same credit ratings as GTE Corporation's debentures.

     Total equity as a percentage of total capitalization was 36.5% at the end of 1997 compared with 38.1% in 1996.

  Cash Flow

     GTE's cash flow from operations increased to $6.2 billion in 1997 from $5.9 billion in 1996, reflecting the improved 1997 operating results from domestic and international operations. The improvement in operating results is reflected in the "Earnings before income taxes plus depreciation and amortization" (EBITDA) performance measure. EBITDA represents operating income, adjusted to include the net earnings from unconsolidated subsidiaries less minority interest, plus depreciation and amortization. For 1997, EBITDA amounted to $9.6 billion, reflecting a favorable increase of $249 million.

     Capital expenditures totaled $5.1 billion in 1997, a 25% increase from the $4.1 billion spent in 1996. The majority of the 1997 new investments were made to meet demands of growth, modernize facilities and continue to position GTE as the low-cost provider of high-quality voice, data and video telecommunications services. Other expenditures were made to improve and expand GTE's wireless and data networks, including an approximately $264 million initial investment to build a state-of-the-art national fiber-optic network. GTE expects capital expenditures to remain at approximately the same level in 1998. Reduced capital requirements within GTE's core wireline business are expected to be partially offset by increased expenditures on GTE's new data initiatives.

     Additional cash used in investing activities totaled $845 million during 1997. Acquisitions and investments in the new data initiatives accounted for a majority of the increase and included approximately $625 million to acquire all of the outstanding shares of BBN. In addition, approximately $90 million was used to acquire Genuity Inc., whose applications enable customers to transfer their business applications to the Internet.

     In 1997-95, GTE announced plans to repurchase up to 20, 25 and 20 million shares, respectively, of its currently issued common stock from time to time, depending on market conditions. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. Of the announced repurchase plans, a total of 38.8 million shares had been repurchased under the 1996 and 1995 programs. Cash used for the purchase of these shares was $1.7 billion. Repurchases under the 1997 program will continue in the future, considering the Company's targeted credit profile, stock price and related factors.

     In 1996, GTE's cash flow from operations increased to $5.9 billion from $5.0 billion in 1995, reflecting improved 1996 operating results.

     Capital expenditures totaled $4.1 billion in 1996, about $50 million more than the 1995 level. The 1996 total reflected expenditures used for the deployment of broadband video networks in California and Florida, buildout of the new wireless PCS networks and other requirements to support new revenue growth initiatives and expanded service capabilities, partially offset by lower spending on domestic cellular networks. Other investing activity included $190 million for the purchase of CANTV shares during the initial public offering by the government of Venezuela and subsequent market purchases.

     In 1998, the funding of dividends and capital requirements for GTE's businesses will be substantially sourced by cash from operations, although GTE's strong financial position allows ready access to worldwide capital markets for any additional cash requirements.

  Forward-Looking Statements

     GTE estimates that core earnings per share from operations will grow not less than 10% in 1998, and that for 1999 and beyond consolidated earnings per share, including the effects of the data initiatives, will grow at an accelerated level of 30% to 50% higher than the previous guidance of 10%. Consolidated revenue growth will accelerate from the current 9% growth rate to 10% to 12% over the longer term, with much of that growth driven by expanded services like long-distance, video, value-added data communications and Internet-related services. In addition, the new marketing and sales initiative will generate significant revenue growth through sales of bundled services. Operating margins for domestic telephone operations are expected to be consistent with margins achieved in 1997.

     GTE has projected domestic wireless operations will grow consistent with the industry. Cellular revenues per customer, however, is expected to continue a downward trend as more residential customers sign up and new competitors enter the market.

     GTE continues to project that the amount of net income contributed by its international operations in 1995 will double by the year 2000.

  Risk Management

     GTE views derivative financial instruments as risk management tools and, in accordance with Company policy, does not utilize them for speculative or trading purposes. GTE is also not a party to any leveraged derivatives. GTE is exposed to market risk from changes in interest rates and foreign currency exchange rates, as well as changes in the market price of GTE's common stock. GTE manages its exposure to market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments that have been authorized pursuant to the Company's policies and procedures. The use of these derivatives allows GTE to reduce its overall exposure to market risk, as the gains and losses on these contracts substantially offset the gains and losses on the liabilities being hedged. In addition, GTE enters into derivative financial instruments with a diversified group of major financial institutions in order to manage its exposure to nonperformance on such instruments.

     GTE uses derivative financial instruments to manage its exposure to interest rate movements and to reduce borrowing costs. GTE's net exposure to interest rate risk primarily consists of floating rate instruments that are benchmarked to U.S. and European short-term money market interest rates. GTE manages this risk by using interest rate swaps to convert floating-rate long-term and short-term debt to synthetic fixed rate instruments. GTE also uses forward interest rate swaps and forward contracts to sell U.S. Treasury bonds to hedge interest rates on anticipated long-term debt issuances.

     Based on GTE's interest rate sensitive derivative financial instruments outstanding at December 31, 1997, a 100 basis point increase in interest rates as of December 31, 1997 would result in a net increase in the market value of these instruments of $96 million. Conversely, a 100 basis point decrease in interest rates would result in a $108 million net reduction in the market value of these instruments. Any increase or decrease in the market value of GTE's interest rate sensitive derivative financial instruments would be substantially offset by a corresponding decrease or increase in the market value of the underlying liability or anticipated debt issuance.

     GTE uses foreign currency derivative instruments to reduce its exposure to adverse changes in foreign currency rates. The use of these derivatives allows GTE to reduce its overall exposure to exchange rate fluctuations, as the gains and losses on these contracts substantially offset the gains and losses on the liabilities being hedged. The Company's exposure to foreign exchange rates primarily exists with the British pound and the Canadian dollar. As of December 31, 1997, GTE's exposure resulting from fluctuations in foreign currency exchange rates was not material.

     In the past, GTE issued stock options to certain of its employees that had tandem stock appreciation rights. To minimize GTE's exposure to compensation expense related to these stock appreciation rights, GTE purchased long-term call options on its common stock. As of December 31, 1997, a $5 change in the per-share price of GTE's common stock would impact GTE's pretax earnings by $50 million. However, gains and losses recognized on granted employee options are substantially offset by gains and losses recognized on the purchased call options.

  Year 2000 Conversion

     The Year 2000 issue has an industry-wide impact. GTE has had an active Year 2000 Program in place. The GTE Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue would impact systems, networks and business processes at GTE. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for GTE and affiliates is approximately $350 million. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $67 million. GTE currently has approximately 1,200 full time equivalents (company employees and contractors) mobilized throughout its business units to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from its suppliers. GTE currently believes that its essential processes, systems and business functions will be ready for the millennium transition.

  Risk Factors

     GTE's forward-looking statements are based upon a series of projections and estimates regarding the economy, the telecommunications industry, the effects of federal, state and local regulations on the industry in general and within GTE's markets, as well as key performance indicators that affect the company directly. These projections and estimates regarding the economy and the telecommunications industry relate to the demand for and pricing of services, the effects of competition, the impact of universal service and the success of new products, services and new businesses such as bundled services through the new marketing and sales initiative, value-added data communications, Internet-related services, long distance and video.

     With regard to the effects of regulation, GTE has assumed fair and reasonable resolutions to any pending and potential federal, state and local regulatory initiatives and proceedings, including arbitration proceedings before various state regulatory commissions. GTE has assumed that the favorable rulings of the Court of Appeals for the Eighth Circuit regarding the terms of interconnection, unbundled network elements and resale rates will be upheld by the U.S. Supreme Court, which announced it would review this decision.

     The risk management discussion and the estimated exposures included herein are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ significantly from these estimated exposures due to actual developments in the global financial markets. The analysis methods used by the company to assess and mitigate risk should not be considered projections or forecasts of future events or losses.

     In developing its forward-looking statements, GTE has made certain assumptions relating to key performance indicators that have a direct bearing on GTE's ability to attain these projections. These assumptions include the continued annual growth of telephone access lines and minutes of use, new and expanded services, wireless volumes, and customer growth. They also assume productivity improvements and the absence of disruption to GTE's markets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1997(a).

                           EXECUTIVE OFFICERS OF GTE

                                                                                DATE
                                                                               ASSUMED
                                                                               PRESENT
         NAME(B)                              TITLE                     AGE   POSITION
         -------                              -----                     ---   ---------
Charles R. Lee............  Chairman and Chief Executive Officer        58    May 1992
Kent B. Foster............  President                                   54    June 1995
Michael T. Masin(c).......  Vice Chairman and                           53    June 1995
                            President -- International
Thomas W. White...........  Senior Executive Vice President -- Market
                            Operations, GTE Service Corporation         51    June 1997
William P. Barr(d)........  Executive Vice President -- Government and
                            Regulatory Advocacy and General Counsel     47    June 1997
George H. Conrades(e).....  Executive Vice President and President --
                            GTE Internetworking                         59    July 1997
Armen Der Marderosian.....  Executive Vice President -- Technology
                            and Systems                                 60    June 1997
J. Michael Kelly..........  Executive Vice President -- Finance and
                            Planning                                    41    June 1997
J. Randall MacDonald......  Executive Vice President -- Human
                            Resources
                            and Administration                          49    June 1997
Dan J. Cohrs(f)...........  Vice President -- Corporate Planning and
                            Development, GTE Service Corporation        45    July 1997
William M. Edwards, III...  Vice President and Controller               49    July 1997
Daniel P. O'Brien.........  Vice President and Treasurer                43    July 1997

---------------

(a) Reference is made to pages 22 to 26 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 15, 1998, which is incorporated herein by reference, for information concerning directors of GTE.

(b) Prior to serving as executive officers of GTE, each of the officers named has been employed in high-level management positions by GTE or a GTE subsidiary for more than five years, with the exception of Michael T. Masin, William P. Barr, George H. Conrades and Dan J. Cohrs.

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

(d) Mr. Barr was elected Executive Vice President -- Government and Regulatory Advocacy and General Counsel effective June 5, 1997. He had served as Senior Vice President and General Counsel since 1994. Prior to joining GTE, he was a partner in the Washington, D.C. office of the law firm of Shaw, Pittman, Potts & Trowbridge since 1993. He served as Attorney General of the United States from 1991 to 1993. Mr. Barr joined the Department of Justice as Assistant Attorney General in charge of the Office of Legal Counsel in 1989, and subsequently served as Deputy Attorney General prior to his appointment as Attorney General.

(e) Mr. Conrades was elected Executive Vice President and President -- GTE Internetworking effective July 9, 1997. He served as president and chief executive officer of BBN Corporation since January 1994.

    Prior to joining BBN, he had been employed for more than 30 years at IBM, most recently as Senior Vice President and General Manager of IBM United States.

(f) Mr. Cohrs was elected Vice President -- Corporate Planning and Development, GTE Service Corporation, effective July 9, 1997. He had previously served as Vice President and Treasurer since 1995 and had been Assistant
    Treasurer -- Capital Markets of GTE Service Corporation since June 1993. Prior to joining GTE, he had been Vice President -- International Finance for Northwest Airlines ("Northwest") in Tokyo, and before that was Northwest's Vice President -- Capital Markets.

ITEM 11.  EXECUTIVE COMPENSATION.

     See pages 6 to 20 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 15, 1998, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See pages 20 to 22 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 15, 1998, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See page 20 of GTE's Proxy Statement covering the Annual Meeting of Shareholders to be held on April 15, 1998, which is incorporated herein by reference.

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

         2. Financial Statement Schedules:

             Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1997 -- 1995 (as required):

             II -- Valuation and Qualifying Accounts

             Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

         3. Exhibits:

             See "Index of Exhibits" included elsewhere herein.

     (b) GTE filed a report on Form 8-K dated October 15, 1997, under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial information was filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day, March 1998.

                                                     GTE CORPORATION
                                          --------------------------------------
                                                       (Registrant)

                                          By   /s/ WILLIAM M. EDWARDS, III
                                            ------------------------------------
                                                 (William M. Edwards, III)
                                               Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                              DATE
                 ---------                                              ----

(1) Principal executive officer:

           By /s/ CHARLES R. LEE                                   March 7, 1998
--------------------------------------------
              (Charles R. Lee)
         Chairman of the Board and
          Chief Executive Officer

(2) Principal financial officer:

          By /s/ J. MICHAEL KELLY                                  March 6, 1998
--------------------------------------------
             (J. Michael Kelly)
    Executive Vice President -- Finance
                and Planning

(3) Principal accounting officer:

       By /s/ WILLIAM M. EDWARDS, III                              March 6, 1998
--------------------------------------------
         (William M. Edwards, III)
       Vice President and Controller

(4) Directors:

           By /s/ EDWIN L. ARTZT                                   March 7, 1998
--------------------------------------------
        (Edwin L. Artzt -- Director)

           By /s/ JAMES R. BARKER                                  March 7, 1998
--------------------------------------------
       (James R. Barker -- Director)

           By /s/ EDWARD H. BUDD                                   March 7, 1998
--------------------------------------------
        (Edward H. Budd -- Director)

                 SIGNATURE                                              DATE
                 ---------                                              ----

          By /s/ ROBERT F. DANIELL                                 March 7, 1998
--------------------------------------------
      (Robert F. Daniell -- Director)

           By /s/ KENT B. FOSTER                                   March 7, 1998
--------------------------------------------
        (Kent B. Foster -- Director)

          By /s/ JAMES L. JOHNSON                                  March 7, 1998
--------------------------------------------
       (James L. Johnson -- Director)

          By /s/ RICHARD W. JONES                                  March 7, 1998
--------------------------------------------
       (Richard W. Jones -- Director)

          By /s/ JAMES L. KETELSEN                                 March 7, 1998
--------------------------------------------
      (James L. Ketelsen -- Director)

           By /s/ CHARLES R. LEE                                   March 7, 1998
--------------------------------------------
        (Charles R. Lee -- Director)

          By /s/ MICHAEL T. MASIN                                  March 7, 1998
--------------------------------------------
       (Michael T. Masin -- Director)

           By /s/ SANDRA O. MOOSE                                  March 7, 1998
--------------------------------------------
       (Sandra O. Moose -- Director)

          By /s/ RUSSELL E. PALMER                                 March 7, 1998
--------------------------------------------
      (Russell E. Palmer -- Director)

          By /s/ ROBERT D. STOREY                                  March 7, 1998
--------------------------------------------
       (Robert D. Storey -- Director)

                              FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF INCOME

                        GTE CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                              (Millions of Dollars, Except
                                                                   Per-Share Amounts)
REVENUES AND SALES
Local services..............................................  $ 6,607    $ 6,060    $ 5,743
Network access services.....................................    4,923      4,618      4,363
Toll services...............................................    2,429      2,500      2,548
Cellular services...........................................    2,817      2,562      2,191
Directory services..........................................    1,507      1,527      1,383
Other services and sales....................................    4,977      4,072      3,729
                                                              -------    -------    -------
          Total revenues and sales..........................   23,260     21,339     19,957
                                                              -------    -------    -------
OPERATING COSTS AND EXPENSES
Cost of services and sales..................................    9,203      8,071      7,537
Selling, general and administrative.........................    4,560      4,010      3,689
Depreciation and amortization...............................    3,886      3,770      3,675
                                                              -------    -------    -------
          Total operating costs and expenses................   17,649     15,851     14,901
                                                              -------    -------    -------
OPERATING INCOME............................................    5,611      5,488      5,056
OTHER (INCOME) EXPENSE
Interest -- net.............................................    1,145      1,026      1,047
Other -- net................................................       48         50          5
                                                              -------    -------    -------
Income before income taxes..................................    4,418      4,412      4,004
Income taxes................................................    1,624      1,614      1,466
                                                              -------    -------    -------
Income before extraordinary charges.........................    2,794      2,798      2,538
Extraordinary charges.......................................       --         --     (4,682)
                                                              -------    -------    -------
NET INCOME (LOSS)...........................................  $ 2,794    $ 2,798    $(2,144)
                                                              -------    -------    -------
EARNINGS (LOSS) PER COMMON SHARE
Before extraordinary charges................................  $  2.92    $  2.89    $  2.62
Extraordinary charges.......................................       --         --      (4.83)
                                                              -------    -------    -------
NET INCOME (LOSS)...........................................  $  2.92    $  2.89    $ (2.21)
                                                              -------    -------    -------
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Before extraordinary charges................................  $  2.90    $  2.88    $  2.61
Extraordinary charges.......................................       --         --      (4.81)
                                                              -------    -------    -------
NET INCOME (LOSS)...........................................  $  2.90    $  2.88    $ (2.20)
                                                              -------    -------    -------
AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS)
Basic.......................................................      958        969        970
Diluted.....................................................      962        972        973
                                                              -------    -------    -------

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                        GTE CORPORATION AND SUBSIDIARIES

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (Millions of Dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   551      $   405
Receivables, less allowances of $333 and $299...............     4,782        4,482
Inventories and supplies....................................       846          673
Deferred income tax benefits................................        51          200
Other.......................................................       307          273
                                                               -------      -------
          Total current assets..............................     6,537        6,033
                                                               -------      -------
Property, plant and equipment, net..........................    24,080       22,902
Prepaid pension costs.......................................     4,361        3,639
Franchises, goodwill and other intangibles..................     3,232        2,507
Investments in unconsolidated companies.....................     2,335        2,035
Other assets................................................     1,597        1,306
                                                               -------      -------
          Total assets......................................   $42,142      $38,422
                                                               =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term obligations, including current maturities........   $ 3,398      $ 2,497
Accounts payable and accrued expenses.......................     4,672        4,156
Taxes payable...............................................       771          754
Dividends payable...........................................       466          472
Other.......................................................       534          435
                                                               -------      -------
          Total current liabilities.........................     9,841        8,314
                                                               -------      -------
Long-term debt..............................................    14,494       13,210
Employee benefit plans......................................     4,756        4,688
Deferred income taxes.......................................     1,782        1,474
Minority interests..........................................     2,253        2,316
Other liabilities...........................................       978        1,084
                                                               -------      -------
          Total liabilities.................................    34,104       31,086
                                                               -------      -------
SHAREHOLDERS' EQUITY
Common stock -- shares issued 984,252,887 and 980,911,281...        49           49
Additional paid-in capital..................................     7,317        7,248
Retained earnings...........................................     2,372        1,370
Guaranteed ESOP obligations.................................      (550)        (575)
Treasury stock -- 26,253,088 and 17,813,275 shares, at
  cost......................................................    (1,150)        (756)
                                                               -------      -------
          Total shareholders' equity........................     8,038        7,336
                                                               -------      -------
          Total liabilities and shareholders' equity........   $42,142      $38,422
                                                               =======      =======

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        GTE CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                  (Millions of Dollars)
OPERATIONS
Income before extraordinary charges.........................  $ 2,794    $ 2,798    $ 2,538
Adjustments to reconcile income before extraordinary charges to net cash from operations:
  Depreciation and amortization.............................    3,886      3,770      3,675
  Deferred income taxes.....................................      456        415        484
  Changes in current assets and current liabilities,
     excluding the effects of acquisitions and dispositions:
     Receivables -- net.....................................     (622)      (571)      (561)
     Other current assets...................................     (220)        26        (92)
     Accrued taxes and interest.............................       86       (109)       (25)
     Other current liabilities..............................      405       (220)      (598)
  Other -- net..............................................     (541)      (210)      (388)
                                                              -------    -------    -------
          Net cash from operations..........................    6,244      5,899      5,033
                                                              -------    -------    -------
INVESTING
Capital expenditures........................................   (5,128)    (4,088)    (4,034)
Acquisitions and investments................................     (927)      (476)      (798)
Proceeds from sales of assets...............................       73        337        314
Other -- net................................................        9        (50)        17
                                                              -------    -------    -------
          Net cash used in investing........................   (5,973)    (4,277)    (4,501)
                                                              -------    -------    -------
FINANCING
Common stock issued.........................................      288        444        385
Purchase of treasury stock..................................     (576)      (967)      (133)
Dividends paid..............................................   (1,802)    (1,825)    (1,827)
Long-term debt and preferred securities issued..............    2,407      2,038      1,098
Long-term debt and preferred securities retired.............   (2,417)      (582)    (1,553)
Increase (decrease) in short-term obligations, excluding
  current maturities........................................    2,015       (725)     1,529
Other -- net................................................      (40)        68        (22)
                                                              -------    -------    -------
          Net cash used in financing........................     (125)    (1,549)      (523)
                                                              -------    -------    -------
Increase in cash and cash equivalents.......................      146         73          9
Cash and cash equivalents:
     Beginning of year......................................      405        332        323
                                                              -------    -------    -------
     End of year............................................  $   551    $   405    $   332
                                                              -------    -------    -------
CASH PAID DURING THE YEAR FOR
     Interest...............................................  $ 1,282    $ 1,088    $ 1,133
     Income taxes...........................................    1,057      1,325        985
                                                              -------    -------    -------

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        GTE CORPORATION AND SUBSIDIARIES

                                                            ADDITIONAL   RETAINED    GUARANTEED
                                       PREFERRED   COMMON    PAID-IN     EARNINGS       ESOP       TREASURY
                                         STOCK     STOCK     CAPITAL     (DEFICIT)   OBLIGATIONS    STOCK      TOTAL
                                       ---------   ------   ----------   ---------   -----------   --------   -------
                                                                   (Millions of Dollars)
SHAREHOLDERS' EQUITY, DECEMBER 31,
  1994...............................    $ 10       $48       $7,627      $ 3,422       $(624)     $    --    $10,483
Net loss.............................                                      (2,144)                             (2,144)
Dividends declared...................                                      (1,824)                             (1,824)
Common and treasury stock issued
  under employee and shareholder
  plans (13,564,835 shares)..........                 1          369                                    43        413
Purchase of treasury stock (3,589,200
  shares)............................                                                                 (133)      (133)
Retirement of preferred stock
  (265,895 shares)...................     (10)                                                                    (10)
Other................................                             53           12          21                      86
                                         ----       ---       ------      -------       -----      -------    -------
SHAREHOLDERS' EQUITY, DECEMBER 31,
  1995...............................      --        49        8,049         (534)       (603)         (90)     6,871
Net income...........................                                       2,798                               2,798
Dividends declared...................                           (915)        (905)                             (1,820)
Common and treasury stock issued
  under employee and shareholder
  plans (11,570,646 shares)..........                            110                                   340        450
Purchase of treasury stock
  (23,533,200 shares)................                                                               (1,006)    (1,006)
Other................................                              4           11          28                      43
                                         ----       ---       ------      -------       -----      -------    -------
SHAREHOLDERS' EQUITY, DECEMBER 31,
  1996...............................      --        49        7,248        1,370        (575)        (756)     7,336
Net income...........................                                       2,794                               2,794
Dividends declared...................                                      (1,800)                             (1,800)
Common and treasury stock issued
  under employee and shareholder
  plans (6,620,993 shares)...........                            146                                   142        288
Purchase of treasury stock
  (11,719,200 shares)................                                                                 (536)      (536)
Other................................                            (77)           8          25                     (44)
                                         ----       ---       ------      -------       -----      -------    -------
SHAREHOLDERS' EQUITY, DECEMBER 31,
  1997...............................    $ --       $49       $7,317      $ 2,372       $(550)     $(1,150)   $ 8,038
                                         ----       ---       ------      -------       -----      -------    -------

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     GTE Corporation and subsidiaries (GTE) is one of the largest telecommunications companies in the world. GTE's domestic and international operations serve 27.7 million access lines in the United States, Canada, the Dominican Republic and Venezuela. GTE is a leading wireless operator in the United States, with the potential of serving 61.3 million wireless and personal communications services customers. Outside the United States, GTE operates wireless networks serving some 17.6 million POPs through subsidiaries in Canada and the Dominican Republic and affiliates in Venezuela and Argentina. GTE provides internetworking services ranging from dial-up Internet access for residential and small business consumers to Web-based applications for Fortune 500 companies. GTE is also a leader in government and defense communications systems and equipment, directories, telecommunications-based information services and systems and aircraft-passenger telecommunications.

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

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 1997 presentation.

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

  Depreciation and Amortization

     All subsidiaries provide for depreciation on a straight-line basis over the estimated economic lives of their assets. Prior to 1996, GTE's telephone subsidiaries provided for depreciation on a straight-line basis over asset lives approved by regulators (see Note 2).

     Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited or 40 years, whichever is less. Amortization expense for consolidated subsidiaries was $143 million, $90 million and $87 million in 1997-95, respectively. Accumulated amortization was $677 million and $488 million at December 31, 1997 and 1996, respectively.

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

     Deferred income taxes are not provided on undistributed earnings of foreign subsidiaries, aggregating approximately $612 million at December 31, 1997, as such earnings are expected to be permanently reinvested in these companies.

  Earnings Per Common Share

     In the fourth quarter of 1997, GTE adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, earnings per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Prior-period amounts have been restated, where appropriate, to conform to the requirements of FAS 128 (see Note 15).

  Cash and Cash Equivalents

     Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

  Financial Instruments

     GTE uses a variety of financial instruments to hedge its exposure to fluctuations in interest and foreign exchange rates and in compensation expense related to GTE's common stock price appreciation. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense. Gains or losses on foreign exchange contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains or losses on the foreign currency obligations being hedged. Gains or losses on long-term call options on GTE's common stock, which hedge GTE's exposure to compensation expense related to outstanding stock appreciation rights (SARs), are recognized based on fluctuations in the market price of GTE's common stock. Gains or losses recognized on these call options offset SARs expense or income in GTE's consolidated statements of income.

  Inventories and Supplies

     Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

2.  EXTRAORDINARY CHARGES

     In response to legislation and the increasingly competitive environment in which telephone subsidiaries operate, GTE discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995.

     As a result of the decision to discontinue FAS 71, GTE recorded a noncash, after-tax extraordinary charge of $4.6 billion (net of tax benefits of $2.8 billion), or $4.79 per share, in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment of domestic telephone subsidiaries through an increase in accumulated depreciation. GTE shortened the depreciable lives of its telephone plant and equipment in 1996, which ranged from 11 to 30 years, to 8 to 20 years for circuit equipment, switching equipment, copper and fiberoptic cable.

     In addition, during 1995, GTE redeemed, prior to their stated maturity, 12 series of its preferred stock totaling $71 million, including $10 million of perpetual preferred, and $932 million of its telephone operating subsidiaries' long-term debt. These redemptions resulted in an after-tax extraordinary charge of $41 million (net of tax benefits of $21 million), or $.04 per share.

3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

     GTE's investments in unconsolidated subsidiaries include its investments in Compania Anonima Nacional Telefonos de Venezuela (CANTV) and Compania de Telefonos del Interior (CTI) as well as its investments in cellular partnerships in the U.S. and other international investments.

     During the fourth quarter of 1996, GTE increased its ownership in CANTV from 20.4% to 25.9% through the purchase of $190 million of additional shares in connection with the initial public offering of CANTV shares by the Venezuelan government and subsequent market purchases. CANTV is the primary provider for local, national long-distance and international long-distance telephone service in Venezuela. CANTV also provides other telecommunications and related services, including cellular, Internet access and directory advertising services. At December 31, 1997 and 1996, GTE had an investment in CANTV of $1.6 billion and $1.5 billion, including $787 million and $812 million of goodwill, respectively.

     GTE has a 25.5% ownership interest in CTI, an international consortium providing cellular services in the north and south interior regions of Argentina. At December 31, 1997 and 1996, GTE had an investment in CTI of $208 million and $113 million, respectively, and through December 31, 1997 provided $182 million in guarantees to banks and other shareholders.

     Other investments in unconsolidated subsidiaries, primarily cellular partnerships, were $482 million and $400 million at December 31, 1997 and 1996, respectively, including goodwill of approximately $23 million and $24 million, respectively.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(FAS
130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on GTE's results of operations, financial position or cash flows.

     In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. GTE expects changes in its disclosure. The adoption of FAS 131 will have no impact on GTE's consolidated results of operations, financial position or cash flows.

5.  SHAREHOLDERS' EQUITY

  Preferred Stock

     During 1995, GTE retired, prior to its stated maturity, perpetual preferred stock of approximately $10 million (see Note 2).

  Common Stock

     The authorized common stock of GTE at December 31, 1997 consisted of two billion shares with a par value of $.05 per share. In 1997, GTE's Board of Directors authorized the repurchase of up to 20 million shares of currently issued GTE common stock in the open market or in privately negotiated transactions. This program is in addition to the 25 million share repurchase program announced in August 1996.

  Additional Paid-In Capital

     Dividends for the first and second quarters of 1996 were paid entirely from additional paid-in capital as a result of the extraordinary charges taken as of December 31, 1995 in connection with the discontinuance of FAS 71 (see Note 2). Beginning in the third quarter of 1996, dividends were paid from retained earnings.

     Additional paid-in capital includes cumulative foreign currency translation adjustments of $(263) million, $(173) million and $(192) million at December 31, 1997-95, respectively, and the cumulative unrealized gains on investments in debt and equity securities of $20 million, $5 million and $20 million at December 31, 1997-95, respectively.

6.  STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

  Stock Option Plans

     GTE maintains broad-based stock option plans that cover substantially all employees. Prior to 1997, options were granted separately or in conjunction with stock appreciation rights (SARs). Beginning in 1997, the granting of SARs was discontinued. The options allow the purchase of GTE common stock at the market price on the date of grant and have a term of 10 years. The options vest over periods not exceeding seven years.

     The number of shares that are available for granting in each year is limited to four-tenths of one percent of GTE's outstanding common stock as of December 31 of the preceding year. Any unused amount is carried forward and made available for granting in the subsequent year.

     In 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, GTE continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The differences between the recognition and measurement provisions of FAS 123 and APB 25 would impact GTE's results of operations by less than $.03 per share.

     The following table summarizes stock option activity during each of the last three years:

                                                              STOCK     AVERAGE
                                                             OPTIONS     PRICE
                                                             -------    -------
                                                             (Number of Options
                                                               in Thousands)
Balance, December 31, 1994.................................  12,264     $31.01
  Options granted..........................................   5,728      33.54
  Options exercised........................................  (2,375)     29.17
  Options cancelled or forfeited...........................    (183)     33.16
                                                             ------     ------
Balance, December 31, 1995.................................  15,434      32.21
  Options granted..........................................  13,268      41.96
  Options exercised........................................  (2,634)     30.29
  Options cancelled or forfeited...........................    (154)     37.51
                                                             ------     ------
Balance, December 31, 1996.................................  25,914      37.36
  Options granted..........................................  22,208      45.28
  Options exercised........................................  (3,951)     33.58
  Options cancelled or forfeited...........................  (1,046)     40.31
                                                             ------     ------
Balance, December 31, 1997.................................  43,125     $41.71
                                                             ------     ------

     At December 31, 1997, 13.4 million options were exercisable.

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

7.  MINORITY INTERESTS

     Minority interests in equity of subsidiaries as of December 31 was as follows:

                                                               1997         1996
                                                             ---------    ---------
                                                             (Millions of Dollars)
Minority interests in consolidated subsidiaries:
  BC TEL (50.8% GTE ownership).............................    $  789       $  784
  Quebec Telephone (50.6% GTE ownership)...................        85           84
  Cellular partnerships and other..........................       170          139
Preferred securities issued by subsidiaries................     1,209        1,309
                                                               ------       ------
          Total minority interests in equity of
            subsidiaries...................................    $2,253       $2,316
                                                               ------       ------

     Preferred securities issued by subsidiaries include two issues, Series A and B, totaling $1.0 billion of Monthly Income Preferred Securities. These securities, issued by GTE Delaware, a limited partnership holding solely GTE junior subordinated debentures, are subject to optional redemption at a price of $25 per share. Series A and B become callable beginning October 17, 1999 and March 6, 2000 and have cumulative annual dividend rates of 9.25% and 8.75% with maturities in 2024 and 2025, respectively.

8.  DEBT

     Long-term debt as of December 31 was as follows:

                                                             1997         1996
                                                           ---------    ---------
                                                           (Millions of Dollars)
GTE Corporation:
  Debentures, maturing 1998 through 2027, average rates
     8.7% and 9.0%.......................................   $ 4,150      $ 3,350
  Guaranteed ESOP obligations, maturing 1999 through
     2005, average rate 9.7%.............................       555          593
  Sinking fund debenture at a rate of 10.8%..............        --          200
  Other borrowings, maturing 2000 through 2010, average
     rates 6.1% and 6.0%.................................       807          411
                                                            -------      -------
                                                              5,512        4,554
Telephone Subsidiaries:
  First mortgage bonds, debentures and notes, maturing
     through 2031, average rates 7.5% and 7.6%...........     7,412        7,835
Other Subsidiaries:
  Debentures and notes, maturing through 2012, average
     rates 7.3% and 7.5%.................................       696        1,062
Commercial paper expected to be refinanced on a long-term
  basis, average rates 6.0% and 5.3%.....................     1,963          631
                                                            -------      -------
          Total principal amount.........................    15,583       14,082
  Less: Premium and (discount) -- net....................        13           12
                                                            -------      -------
          Total..........................................    15,596       14,094
  Less: Current maturities...............................    (1,102)        (884)
                                                            -------      -------
          Total long-term debt...........................   $14,494      $13,210
                                                            -------      -------

     Estimated payments of long-term debt during the next five years are: $1,102 million in 1998; $1,274 million in 1999; $863 million in 2000; $791 million in 2001; and $832 million in 2002.

     GTE's telephone subsidiaries finance part of their construction programs through the use of short-term loans, including commercial paper, which are refinanced at later dates by issues of long-term debt or equity.

     First mortgage bonds issued by GTE's telephone subsidiaries are secured by a lien on substantially all telephone property, plant and equipment.

     Total short-term obligations as of December 31 were as follows:

                                                               1997         1996
                                                             ---------    ---------
                                                             (Millions of Dollars)
Commercial paper -- average rates 6.1% and 5.6%............   $2,259       $1,580
Notes payable to banks -- average rates 6.9% and 6.5%......       37           33
Current maturities of long-term debt.......................    1,102          884
                                                              ------       ------
          Total............................................   $3,398       $2,497
                                                              ------       ------

     GTE and its subsidiaries had available unused lines of credit aggregating $6.4 billion at December 31, 1997.

9.  FINANCIAL INSTRUMENTS

     As of December 31, 1997 and 1996, GTE had entered into interest rate swap agreements primarily to convert $1,425 million and $800 million, respectively, of floating rate long-term and short-term debt to fixed rates. GTE had entered into foreign exchange contracts having a contract value of $579 million and $484 million at December 31, 1997 and 1996, respectively. Call options on GTE's common stock having a notional contract value of $380 million and $428 million were outstanding at December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, GTE had entered into forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on $1,460 million and $400 million, respectively, of planned long-term debt issuances expected to be completed within the next twelve months. Gains and losses recognized upon the expiration or settlement of forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated long-term debt issuance as an offset or addition to interest expense.

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

     The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997 and 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $600 million and $450 million, respectively.

10.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 was as follows:

                                                           1997         1996
                                                         ---------    ---------
                                                         (Millions of Dollars)
Land...................................................  $    369     $    364
Buildings..............................................     4,534        4,395
Plant and equipment....................................    45,715       42,963
Work in progress and other.............................     5,872        5,759
                                                         --------     --------
          Total........................................    56,490       53,481
Accumulated depreciation...............................   (32,410)     (30,579)
                                                         --------     --------
          Total property, plant and equipment -- net...  $ 24,080     $ 22,902
                                                         --------     --------

     Depreciation expense in 1997-95 for GTE's telephone subsidiaries was equivalent to a composite average percentage of 6.8%, 7.0% and 7.2%, respectively. During 1997, depreciation was partially offset by a reduction in depreciation rates to reflect higher salvage values related to certain telephone plant and equipment.

11.  EMPLOYEE BENEFIT PLANS

  Retirement Plans

     GTE sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities. During 1997, pension costs and obligations were reduced due to the purchase of annuities for certain retirees.

     The components of the net pension credit for 1997-95 were as follows:

                                                     1997      1996      1995
                                                    -------   -------   -------
                                                       (Millions of Dollars)
Benefits earned during the year...................  $   259   $   250   $   213
Interest cost on projected benefit obligations....      618       593       568
Return on plan assets:
  Actual..........................................   (2,689)   (2,079)   (2,420)
  Deferred........................................    1,496       943     1,413
Other -- net......................................     (122)     (138)     (177)
                                                    -------   -------   -------
          Net pension credit......................  $  (438)  $  (431)  $  (403)
                                                    -------   -------   -------

     The expected long-term rate of return on plan assets was 9.0% for 1997, 9.0% for 1996 and 8.5% for 1995. The funded status of the plans and the net prepaid pension cost at December 31, 1997 and 1996, were as follows:

                                                               1997        1996
                                                             ---------   ---------
                                                             (Millions of Dollars)
Vested benefit obligations.................................   $ 5,930     $ 5,644
                                                              -------     -------
Accumulated benefit obligations............................   $ 6,766     $ 6,260
                                                              -------     -------
Plan assets at fair value..................................   $16,934     $15,097
Less: Projected benefit obligations........................     8,649       8,067
                                                              -------     -------
Excess of assets over projected obligations................     8,285       7,030
Unrecognized net transition asset..........................      (318)       (427)
Unrecognized net gain......................................    (3,910)     (3,230)
                                                              -------     -------
          Net prepaid pension cost.........................   $ 4,057     $ 3,373
                                                              -------     -------

     Included in the previous table are prepaid pension costs of $4.4 billion and $3.6 billion and accrued pension liabilities of $304 million and $266 million for 1997 and 1996, respectively.

     Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                              1997      1996
                                                              ----      ----
Discount rate...............................................  7.25%     7.50%
Rate of compensation increase...............................  5.00%     5.25%

  Postretirement Benefits Other Than Pensions

     Substantially all of GTE's employees are covered under postretirement health care and life insurance benefit plans. In addition, many retirees outside the U.S. are covered by government sponsored and administered programs. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. GTE funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

     The postretirement benefit cost for 1997-95 included the following components:

                                                            1997    1996    1995
                                                           ------   -----   -----
                                                           (Millions of Dollars)
Benefits earned during the year..........................  $  43    $ 49    $ 46
Interest on accumulated postretirement benefit
  obligations............................................    240     255     258
Actual return on plan assets.............................    (44)    (21)    (41)
Amortization of prior service benefits...................    (75)    (53)    (50)
Other -- net.............................................      8      (2)     17
                                                           -----    ----    ----
          Postretirement benefit cost....................  $ 172    $228    $230
                                                           -----    ----    ----

     The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                               1997     1996
                                                              ------   ------
                                                               (Millions of
                                                                 Dollars)
Accumulated postretirement benefit obligations attributable
  to:
  Retirees..................................................  $2,954   $2,812
  Fully eligible active plan participants...................     219      293
  Other active plan participants............................     931      960
                                                              ------   ------
Total accumulated postretirement benefit obligations........   4,104    4,065
Less: Fair value of plan assets.............................     524      416
                                                              ------   ------
Excess of accumulated obligations over plan assets..........   3,580    3,649
Unrecognized prior service benefits.........................     731      554
Unrecognized net loss.......................................    (248)     (62)
                                                              ------   ------
          Accrued postretirement benefit obligations........  $4,063   $4,141
                                                              ------   ------

     The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% and 7.5% at December 31, 1997 and December 31, 1996, respectively. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1997 costs by approximately $27 million and the accumulated postretirement benefit obligations as of December 31, 1997 by approximately $340 million.

  Savings and Stock Ownership Plans

     GTE sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, GTE provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $76 million, $80 million and $85 million in the years 1997-95, respectively.

     GTE also maintains an Employee Stock Ownership Plan (ESOP). In 1989, the ESOP borrowed $700 million to acquire, at market value, 24.6 million shares of GTE common stock, which will be used to meet GTE's contributions to certain employee savings plans through the year 2004. The unpaid balance of the loan, which has been guaranteed by GTE, is included in the accompanying consolidated balance sheets as long-term debt with a similar reduction in shareholders' equity. The debt service payments, including interest, made by the ESOP for the years 1997-95 totaled $96 million, $92 million and $88 million, respectively. These payments were funded by $49 million, $45 million and $45 million of dividends accumulated on the GTE stock held by the ESOP and by $47 million, $47 million and $43 million of cash contributions by GTE in 1997-95, respectively.

12.  INTEREST -- NET

     The (income) and expense components of interest -- net are as follows:

                                                        1997     1996     1995
                                                       ------   ------   ------
                                                        (Millions of Dollars)
Interest expense.....................................  $1,283   $1,146   $1,151
Interest capitalized.................................     (48)     (61)     (49)
Interest income......................................     (90)     (59)     (55)
                                                       ------   ------   ------
          Total......................................  $1,145   $1,026   $1,047
                                                       ------   ------   ------

13.  OTHER -- NET

     The (income) and expense components of other -- net are as follows:

                                                         1997    1996    1995
                                                         -----   -----   -----
                                                         (Millions of Dollars)
Minority interests.....................................  $ 245   $ 239   $ 227
Preferred dividends....................................     12      17      22
Equity in income of unconsolidated companies...........   (217)   (201)   (107)
Gains on sales of nonstrategic telephone properties....     --     (12)    (16)
Other..................................................      8       7    (121)
                                                         -----   -----   -----
          Total........................................  $  48   $  50   $   5
                                                         -----   -----   -----

     In 1996, GTE completed its program to sell or exchange nonstrategic domestic local-exchange telephone properties (representing less than 5% of its U.S. access lines). Telephone properties serving 11,700 and 10,000 access lines were sold in 1996 and 1995, respectively, for cash of $30 million in each year. Pretax gains, associated with these sales, were recorded by GTE in 1996 and 1995 of $12 million and $16 million, respectively.

14.  INCOME TAXES

     Income before income taxes is as follows:

                                                        1997     1996     1995
                                                       ------   ------   ------
                                                        (Millions of Dollars)
Domestic.............................................  $3,720   $3,799   $3,550
  Foreign............................................     698      613      454
                                                       ------   ------   ------
          Total......................................  $4,418   $4,412   $4,004
                                                       ------   ------   ------

     The income tax provision (benefit) is as follows:

                                                        1997     1996     1995
                                                       ------   ------   ------
                                                        (Millions of Dollars)
Current:
  Federal............................................  $  725   $  851   $  711
  Foreign............................................     256      241      173
  State and local....................................     187      107       98
                                                       ------   ------   ------
                                                        1,168    1,199      982
                                                       ------   ------   ------
Deferred:
  Federal............................................     451      399      439
  Foreign............................................     (26)     (38)      14
  State and local....................................      65       97       90
                                                       ------   ------   ------
                                                          490      458      543
                                                       ------   ------   ------
Amortization of deferred investment tax
  credits -- net.....................................     (34)     (43)     (59)
                                                       ------   ------   ------
          Total......................................  $1,624   $1,614   $1,466
                                                       ------   ------   ------

     The amortization of deferred investment tax credits -- net, relates to the amortization of investment tax credits previously deferred by GTE's telephone subsidiaries.

     A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the consolidated statements of income is as follows:

                                                    1997      1996      1995
                                                   ------    ------    ------
                                                     (Millions of Dollars)
Amounts computed at statutory rates..............  $1,546    $1,544    $1,401
State and local income taxes, net of federal tax
  benefits.......................................     164       133       122
Minority interests and preferred stock
  dividends......................................      44        44        43
Amortization of investment tax credits -- net....     (34)      (43)      (59)
Other differences -- net.........................     (96)      (64)      (41)
                                                   ------    ------    ------
          Total provision........................  $1,624    $1,614    $1,466
                                                   ------    ------    ------

     The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31 are as follows:

                                                             1997         1996
                                                           ---------    ---------
                                                           (Millions of Dollars)
Depreciation and amortization............................   $ 1,830      $ 1,696
Employee benefit obligations.............................    (1,873)      (1,870)
Prepaid pension cost.....................................     1,439        1,189
Investment tax credits...................................        60           95
Other -- net.............................................       275          164
                                                            -------      -------
          Total..........................................   $ 1,731      $ 1,274
                                                            -------      -------

15. EARNINGS (LOSS) PER COMMON SHARE

     The reconciliation of basic and diluted per-share computations is as follows:

                                                   1997      1996      1995
                                                  ------    ------    -------
                                                     (Millions of Dollars,
                                                   Except Per-Share Amounts)
Net income (loss) from:
  Income before extraordinary charges...........  $2,794    $2,798    $ 2,538
  Extraordinary charges.........................      --        --     (4,682)
                                                  ------    ------    -------
Net income (loss)...............................   2,794     2,798     (2,144)
                                                  ------    ------    -------
Adjustment to net income (loss):
  Add: Interest expense, net of tax effect, on
     employees' stock plans.....................      --        --          2
                                                  ------    ------    -------
          Total adjustments.....................      --        --          2
                                                  ------    ------    -------
Adjusted net income (loss) from:
  Income before extraordinary charges...........   2,794     2,798      2,540
  Extraordinary charges.........................      --        --     (4,682)
                                                  ------    ------    -------
Adjusted net income (loss)......................  $2,794    $2,798    $(2,142)
                                                  ------    ------    -------
Average common shares...........................     958       969        970
Adjustment to common shares:
  Add: Employees' stock and stock option
     plans......................................       4         3          3
                                                  ------    ------    -------
          Total adjustments.....................       4         3          3
                                                  ------    ------    -------
Adjusted average common shares..................     962       972        973
                                                  ------    ------    -------
Earnings (loss) per common share:
  Basic
  Income before extraordinary charges...........  $ 2.92    $ 2.89    $  2.62
  Extraordinary charges.........................      --        --      (4.83)
                                                  ------    ------    -------
          Net income (loss).....................  $ 2.92    $ 2.89    $ (2.21)
                                                  ------    ------    -------
  Diluted
  Income before extraordinary charges...........  $ 2.90    $ 2.88    $  2.61
  Extraordinary charges.........................      --        --      (4.81)
                                                  ------    ------    -------
          Net income (loss).....................  $ 2.90    $ 2.88    $ (2.20)
                                                  ------    ------    -------

     Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings (loss) per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented these outstanding options consisted of the following: during 1997, 8.5 million shares at an average price of $48.59 expiring in 2007, during 1996, 8.7 million shares at an average price of $43.69 expiring in 2006 and during 1995, 0.2 million shares at an average price of $38.33 expiring in 2005.

16. COMMITMENTS AND CONTINGENCIES

     GTE has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $399 million, $392 million and $384 million in 1997-95, respectively. Minimum rental commitments under noncancelable leases through 2002 do not exceed $244 million annually and aggregate $663 million thereafter.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of GTE Corporation:

     We have audited the accompanying consolidated balance sheets of GTE Corporation (a New York corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 as set forth on pages 38 through 52 of this report. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 1995 the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supporting schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Stamford, Connecticut
January 27, 1998

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

     The Company has a system of internal accounting controls that provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company also has instituted policies and guidelines that require employees to maintain the highest level of ethical standards.

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

Charles R. Lee
Chairman and
Chief Executive Officer

J. Michael Kelly
Executive Vice President --
Finance and Planning

                              SUPPORTING SCHEDULE

                                                                     SCHEDULE II

                        GTE CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED DECEMBER 31, 1997 - 1995
                             (MILLIONS OF DOLLARS)

                 COLUMN A                    COLUMN B             COLUMN C             COLUMN D      COLUMN E
------------------------------------------  ----------   --------------------------   -----------   ----------
                                                                 ADDITIONS
                                                         --------------------------
                                            BALANCE AT                  CHARGED       DEDUCTIONS    BALANCE AT
                                            BEGINNING     CHARGED    (CREDITED) TO       FROM         END OF
               DESCRIPTION                   OF YEAR     TO INCOME   OTHER ACCOUNTS   RESERVES(1)      YEAR
               -----------                  ----------   ---------   --------------   -----------   ----------
DECEMBER 31, 1997
  Allowance for uncollectible accounts....     $299        $418          $  36(2)        $420          $333
                                               ====        ====          =====           ====          ====
  Accrued discontinuance and business
     repositioning costs..................     $254        $  5          $  --           $ 20          $239
                                               ====        ====          =====           ====          ====
DECEMBER 31, 1996
  Allowance for uncollectible accounts....     $263        $376          $ 240(2)        $580          $299
                                               ====        ====          =====           ====          ====
  Accrued discontinuance and business
     repositioning costs..................     $258        $  9          $   1(3)        $ 14          $254
                                               ====        ====          =====           ====          ====
  Accrued telephone restructuring costs...     $512        $ --          $(214)(4)       $298          $ --
                                               ====        ====          =====           ====          ====
DECEMBER 31, 1995
  Allowance for uncollectible accounts....     $207        $373          $ 267(2)        $584          $263
                                               ====        ====          =====           ====          ====
  Accrued discontinuance and business
     repositioning costs..................     $302        $ --          $   7(3)        $ 51          $258
                                               ====        ====          =====           ====          ====
  Accrued telephone restructuring costs...     $957        $ --          $  --           $445          $512
                                               ====        ====          =====           ====          ====

---------------
(1) Charges for which reserve was created.

(2) Recoveries of amounts written off in prior years.

(3) Primarily reclassifications from other accounts.

(4) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to accounts payable and accrued expenses.

                                    EXHIBITS

                               INDEX OF EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
3.1(a)     Articles of Incorporation, as restated
3.2(b)     By-Laws of GTE Corporation
3.3(b)     Amendments to By-Laws of GTE Corporation (effective January
           15, 1998)
10-1       Material Contracts -- Deferred Compensation Plan for
           Directors
10-2(c)    Material Contracts -- Agreements Between GTE and Key
           Executives
10-3       Material Contracts -- Employment Agreement between GTE
           Service Corporation and William P. Barr
10-4(d)    Material Contracts -- Supplemental Executive Retirement Plan
10-5(e)    Material Contracts -- Long-Term Incentive Plan
10-6(f)    Material Contracts -- Executive Incentive Plan
10-7(g)    Material Contracts -- Executive Retired Life Insurance Plan
10-8       Material Contracts -- Directors' Deferred Stock Unit Plan
10-9(h)    Material Contracts -- Charitable Awards Program
10-10(i)   Material Contracts -- Salary Deferral Plan
11         Statement re: Calculation of Earnings (Loss) Per Common
           Share
12         Statement re: Calculation of the Ratio of Earnings to Fixed
           Charges
21         Significant Subsidiaries of Registrant
23         Consent of Independent Public Accountants
27         Financial Data Schedule

---------------
(a) GTE's restated Articles of Incorporation were filed as an exhibit to GTE's Form 8-K filed on January 21, 1997, and are incorporated herein by reference.

(b) GTE's By-Laws (except for the amendments, 3.3 above, filed with this Form 10-K) were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-61661), and are incorporated herein by reference.

(c) Agreements with certain key executives of GTE (except for the agreement, 10-3 above, filed with this Form 10-K) were filed as exhibits to GTE's Form 10-Q for the quarter ended June 30, 1997, GTE's Form 8-K filed on September 11, 1987, and GTE's 1989, 1990, 1991, 1992, 1993, 1994 and 1995 Forms 10-K,
    and are incorporated herein by reference.

(d) GTE's Supplemental Executive Retirement Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. Amendments were filed with GTE's 1992, 1993 and 1994 Forms 10-K, and are incorporated herein by reference.

(e) GTE's Long-Term Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement, and is incorporated herein by reference.

(f) GTE's Executive Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement, and is incorporated herein by reference.

(g) GTE's Executive Retired Life Insurance Plan was filed as an exhibit to GTE's 1991 Form 10-K and is incorporated herein by reference. Amendments were filed with GTE's 1992 and 1993 Forms 10-K, and are incorporated herein by reference.

(h) GTE's Charitable Awards Program was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.

(i) GTE's Salary Deferral Plan was filed as an exhibit to GTE's 1994 Form 10-K, and is incorporated herein by reference.