Form 10-Q
period 1998-03-31
GTE CORP
filed 1998-05-12
CIK 40858

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549



                                  F O R M  10 - Q

                X  Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                        For the period ended March 31, 1998
                                             ..............

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

      GTE had 962,582,201 shares of $.05 par value common stock outstanding (excluding 24,650,299 treasury shares) at April 30, 1998.

  PART I.  FINANCIAL INFORMATION

                      GTE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended
                                                         March 31
                                                     1998        1997
                                                       (In Millions)
  REVENUES AND SALES
     Local services                                 $1,730       $1,605
     Network access services                         1,326        1,152
     Toll services                                     591          643
     Wireless services                                 718          677
     Directory services                                195          186
     Other services and sales                        1,325        1,018

        Total revenues and sales                     5,885        5,281

  OPERATING COSTS AND EXPENSES
     Cost of services and sales                      2,498        1,952
     Selling, general & administrative               1,071        1,027
     Depreciation and amortization                     969          956
     Special charges                                   755          -

        Total costs and expenses                     5,293        3,935

  OPERATING INCOME                                     592        1,346

  OTHER (INCOME) EXPENSE
     Interest expense                                  326          303
     Interest capitalized                              (10)         (13)
     Interest income                                   (27)         (15)
     Other - net                                        23           20

                                                       312          295

  Income before income taxes                           280        1,051

     Income taxes                                      138          386

  INCOME BEFORE EXTRAORDINARY CHARGES                  142          665
     Extraordinary charges                            (320)         -

     NET INCOME (LOSS)                              $ (178)      $  665

  BASIC EARNINGS (LOSS) PER COMMON SHARE:
     Before extraordinary charges                   $  .15       $  .69
     Extraordinary charges                            (.33)         -

  NET INCOME (LOSS)                                 $ (.18)      $  .69

  DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Before extraordinary charges                   $  .15       $  .69
     Extraordinary charges                            (.33)         -

  NET INCOME (LOSS)                                 $ (.18)      $  .69

  AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                             959          960
     Diluted                                           968          964

     The accompanying notes are an integral part of these statements.

                         GTE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Consolidated net loss for the first quarter of 1998 was $178 million, or $(.18) per share, compared with consolidated net income of $665 million, or $.69 per share in the first quarter of last year. The results for the first quarter of 1998 include after-tax special charges of $482 million, or $.50 per share, related to cost reductions, the write-down of Hybrid Fiber Coax ("HFC") test market technologies in GTE's video business, a reserve for the disposition of GTE Airfone ("Airfone") assets, and other items. In addition, the 1998 quarterly results reflect a non-cash extraordinary charge of $300 million, or $.31 per share, to discontinue the use of regulatory accounting principles at GTE's Canadian telephone operations and a one-time $20 million, or $.02 per share, after-tax charge for the redemption of high-coupon debt and preferred stock. During the first quarter of 1998, costs associated with GTE's new data initiatives reduced net income by $109 million, or $.11 per share. Excluding these costs, the costs associated with the special charges and the extraordinary charges previously described, net income for the first quarter of 1998 would have been $733 million, or $.76 per share, an increase of 10.2 percent and 10.1 percent, respectively.

  Operating income was $592 million, compared with $1.35 billion reported in the first quarter of last year, reflecting the pre-tax special charge of $755 million and costs associated with the data initiatives of $142 million. Excluding these items, operating income for the first quarter of 1998 reached $1.49 billion, an 11 percent increase over the year-ago quarter.

  Consolidated revenues and sales for the first quarter of 1998 increased 11 percent to $5.88 billion, compared to $5.28 billion in the first quarter of last year. This increase primarily resulted from continued growth in core domestic wireline, as well as improvement in data and long-distance results and international Canadian operations and wireless services.

  For the first quarter of 1998, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  14.1 percent, while total domestic access lines increased 8.1 percent to
  21.9 million. Internationally, GTE serves 6.2 million access lines, an increase of 6.5 percent over the first quarter of 1997.

  Domestic wireless service revenues in the first quarter of 1998 totaled $650 million, a 5 percent increase over the same period last year. Revenue growth is driven by customer additions and increasing revenue from existing customers through continuous emphasis on customer service levels to improve retention and from new products and services. U.S. wireless customers served grew to 4,545,000 an increase of 13 percent over a year ago.
  Customer growth at GTE's international operations increased significantly, bringing total wireless customers served worldwide to 6.3 million.

  GTE is one of the world's largest telecommunications companies and a leading provider of integrated telecommunications services. In the United States, GTE provides local service in 28 states and wireless service in 17 states; nationwide long-distance service and internetworking services ranging from dial-up Internet access for residential and small business consumers to Web-based applications for Fortune 500 companies; as well as video service in selected markets. Outside the United States, GTE serves over 7 million telecommunications customers. GTE is also a leader in government and defense communications systems and equipment, directories and telecommunications-based information services, and aircraft-passenger telecommunications.

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first three months of 1998 totaled $1.33 billion compared to $1.69 billion for the first quarter of 1997. The decrease in cash from operations is primarily due to an increase in working capital requirements.

  Cash used in investing activities for the first three months of 1998 totaled $1.06 billion, compared with $857 million in the first quarter of 1997. Capital expenditures for the first quarter of 1998 totaled $1.08 billion compared with $800 million in the same period last year. For the full year 1998, capital expenditures are expected to be approximately equal to 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and position GTE as a provider of high-quality voice, data and video telecommunications services. Significant investments are also being made to build and expand GTE's data network.

  Cash provided from financing activities for the first three months of 1998 totaled $18 million, compared with cash used of $297 million in the same period last year. During the first quarter of 1998, dividend payments totaled $451 million. In addition, financing activities during the first quarter of 1998 included a $386 million net increase in long and short-term borrowings, as well as other net items. In April 1998, GTE issued $2.1 billion of debentures, which was used to reduce short-term debt obligations. The transaction consisted of four tranches with maturities ranging from 8 to 30 years. This long-term debt offering was the largest in GTE's history.

  In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, GTE and its subsidiaries were removed from "Credit Watch" by all the rating agencies. GTE believes that its present investment grade credit rating and those of its subsidiaries provides ready access to the capital markets at reasonable rates and provides GTE with the financial flexibility necessary to pursue growth opportunities as they arise. At March 31, 1998, GTE had $6.4 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


  RECENT DEVELOPMENTS

  In May 1998, GTE filed a private antitrust lawsuit in federal court to block the proposed $38 billion merger of WorldCom and MCI to ensure the combined mega-company will not have the ability to monopolize the Internet or significantly endanger competition in long distance telephone markets.

  The suit, which was filed in U.S. federal district court in Washington, D.C., asserts that the merger of WorldCom-MCI, the number one and number two backbone providers, will allow the combined company to monopolize the market for Internet backbone services. GTE said in its suit that the combined company would own 40-60 percent of the critical Internet "backbone" network that transmits and routes data for consumer and Internet service providers.

  The suit also cites the significantly diminished competition in the retail long distance market that would be created by merging the second- and fourth-largest long distance telephone companies. Combining WorldCom-MCI

                          GTE CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  removes the key supplier from the wholesale long distance market, i.e., WorldCom, and lessens competition for long distance resellers, like GTE, that compete with AT&T, MCI, and Sprint.

  In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2-$3 billion by selling non-strategic or under-performing operations, and plans to reduce annual costs by more than $500 million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. For more information regarding these announcements, please refer to the Forms 8-K filed by GTE, dated April 2, 1998 and April 14, 1998.

  GTE's Year 2000 Program, as described in it's 1997 Annual Report on Form 10-K, continues. As of March 31, 1998, expenditures totaled $98 million.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    March 31,     December 31,
                                                      1998            1997
                                                         (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents                       $   847      $   551
     Receivables, less allowances
       of $333 million                                 4,718        4,782
     Inventories and supplies                            884          846
     Deferred income tax benefits                         65           51
     Other                                               480          307
       Total Current Assets                            6,994        6,537


  PROPERTY, PLANT AND EQUIPMENT, at cost              57,049       56,490
       Accumulated depreciation                      (34,042)     (32,410)


       Total Property, Plant and Equipment, net       23,007       24,080


  INVESTMENTS AND OTHER ASSETS:
     Prepaid pension costs                             4,501        4,361
     Franchises, goodwill and other intangibles,
        net of accumulated amortization of
           $726 and $677 million                       3,174        3,232
     Investments in unconsolidated companies           2,405        2,335
     Other assets                                      1,497        1,597
       Total Investments and Other Assets             11,577       11,525


       Total Assets                                  $41,578      $42,142














           The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 31,
                                                      1998            1997
                                                         (In Millions)

       LIABILITIES AND SHAREHOLDERS' EQUITY


  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                             $ 4,192       $ 3,398
     Accounts payable and accrued expenses              4,746         4,672
     Taxes payable                                        880           771
     Dividends payable                                    468           466
     Other                                                553           534
       Total Current Liabilities                       10,839         9,841

     Long-term debt                                    14,114        14,494
     Employee benefit plans                             4,802         4,756
     Deferred income taxes                              1,250         1,782
     Minority interests in equity of subsidiaries       1,987         2,253
     Other liabilities                                  1,009           978
       Total Liabilities                               34,001        34,104


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued 986,080,818
        and 984,252,887                                    49            49
     Additional paid-in capital                         7,648         7,560
     Retained earnings                                  1,746         2,372
     Accumulated other comprehensive income              (224)         (243)
     Guaranteed ESOP obligations                         (540)         (550)
     Treasury stock- 25,168,460 and
       26,253,088 shares, at cost                      (1,102)       (1,150)
       Total Shareholders' Equity                       7,577         8,038


       Total Liabilities and Shareholders' Equity     $41,578       $42,142











          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31
                                                          1998           1997
                                                             (In Millions)
  Operations
     Income before extraordinary charges               $   142        $  665

     Adjustments to reconcile income before
       extraordinary charges to net cash
          from operations:
            Depreciation and amortization                  969           956
            Special charges                                755            -
            Change in current assets and current
              liabilities, excluding the effects of
              acquisitions and dispositions               (437)           (6)
            Deferred income taxes and other - net          (96)           76
            Net cash from operations                     1,333         1,691

  Investing
     Capital expenditures                               (1,079)         (800)
     Other - net                                            24           (57)
          Net cash used in investing                    (1,055)         (857)

  Financing
     Common stock issued                                   137           107
     Purchase of treasury stock                             -           (402)
     Long-term debt issued                                 846           613
     Long-term debt and preferred securities retired    (1,711)          (88)
     Dividends paid                                       (451)         (452)
     Increase (decrease) in short-term obligations,
        excluding current maturities                     1,251           (66)
     Other - net                                           (54)           (9)
          Net cash provided from (used in) financing        18          (297)

  Increase in cash and cash equivalents                    296           537

  Cash and cash equivalents:
     Beginning of period                                   551           405
     End of period                                      $  847        $  942

     Cash paid during the period for:
       Interest                                         $  298        $  203
       Income taxes                                         93           125





          The accompanying notes are an integral part of these statements.

                         GTE CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)  BASIS OF PRESENTATION:

       The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

       Reclassifications of prior-year data have been made, where appropriate, to conform to the 1998 presentation.


  (2)  EXTRAORDINARY AND SPECIAL CHARGES:

       During the first quarter of 1998 GTE recorded special charges of $755 million pre-tax, which reduced net income by $482 million, or $.50 per share. The special charges are related to cost reductions, the write-down of HFC test market technologies in GTE's video business, a reserve for the disposition of Airfone assets, and other items. In addition, first quarter 1998 results include after-tax extraordinary charges totaling $320 million, or $.33 per share, reflecting the discontinuance of regulatory accounting at GTE's Canadian telephone operations, and the redemption of high-coupon debt and preferred stock.


  (3)  COMPREHENSIVE INCOME:

       Effective January 1, 1998, GTE adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
       ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. In accordance with the disclosure requirements of FAS 130, other comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $19 million and $(48) million, respectively. Included in other comprehensive income are unrealized gains (losses) on marketable securities and foreign currency tranlation gains (losses).


  (4)  RECENT ACCOUNTING PRONOUNCEMENT:

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. GTE is currently assessing the impact of adopting SOP 98-1.

  PART II.  OTHER INFORMATION


  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)  Annual Meeting - April 15, 1998.

           (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                                 Shares Voted

                  Directors            Shares For             Shares Withheld

               Class II Director:
                 Robert D. Storey       800,620,200               18,639,230
               Class III Directors:
                 Edwin L. Artzt         800,745,817               18,513,613
                 Kent B. Foster         800,929,339               18,330,091
                 Sandra O. Moose        800,901,085               18,358,345
                 Russell E. Palmer      801,144,182               18,115,248

           (c)  Other matters voted upon:


            Proposal to Ratify the Appointment of Auditors

            Shareholders ratified the appointment of Arthur Andersen LLP to conduct the annual audit of the financial statements of GTE Corporation and its subsidiary companies for the year ending December 31, 1998. The vote was:

            FOR - 807,647,843 shares, or 99.25 percent of the shares voted.

            AGAINST - 6,106,203 shares, or .75 percent of the shares voted.

            ABSTENTIONS - 5,505,384 shares.


           Proposal that the Board of Directors Provide a Comprehensive Report on Foreign Military Sales

           Shareholders voted against a shareholder proposal to require the Board of Directors to provide a comprehensive report on GTE's foreign military sales. The vote was:

           FOR - 132,759,123 shares, or 20.51 percent of the shares voted.

           AGAINST - 514,615,588 shares, or 79.49 percent of the shares voted.

           ABSTENTIONS - 43,064,303 shares.

           BROKERS NON-VOTES - 128,820,416 shares.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits required by Item 601 of Regulation S-K.

                (11) Statement re: Calculation of earnings per common share.

                (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                (27)    Financial Data Schedule.

           (b)  GTE filed a report on Form 8-K dated April 2, 1998 under
                Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial information was included with this report. GTE also filed a report on Form 8-K dated
                April 14, 1998 under Item 7, "Financial Statements and Exhibits." No financial information was included with this report.

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

                                                         GTE CORPORATION
                                                 .............................
                                                           (Registrant)





  Date:  May 12, 1998                             By    Paul R. Shuell
                                                 .............................
                                                        Paul R. Shuell
                                                 Vice President and Controller




  Date:  May 12, 1998                             By      Marianne Drost
                                                 .............................
                                                          Marianne Drost
                                                            Secretary