Form 10-Q
period 1998-06-30
GTE CORP
filed 1998-08-07
CIK 40858

                             UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549




                            F O R M  10 - Q

          X  Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                   For the period ended June 30, 1998
                                        .............

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

  GTE had 964,030,640 shares of $.05 par value common stock outstanding (excluding 24,055,445 treasury shares) at July 31, 1998.


  PART I.  FINANCIAL INFORMATION

                                 GTE CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   Three Months Ended          Six Months Ended
                                                        June 30                     June 30
                                                   1998          1997         1998          1997
                                                                    (In Millions)
  REVENUES AND SALES
      Local services                              $1,771        $1,613      $ 3,501       $ 3,218
      Network access services                      1,290         1,260        2,616         2,412
      Toll services                                  572           608        1,163         1,251
      Wireless services                              745           719        1,463         1,396
      Directory services                             379           372          574           558
      Other services and sales                     1,520         1,120        2,845         2,138

        Total revenues and sales                   6,277         5,692       12,162        10,973

  OPERATING COSTS AND EXPENSES
      Cost of services and sales                   2,671         2,194        5,169         4,146
      Selling, general & administrative            1,231         1,115        2,302         2,142
      Depreciation and amortization                  943           977        1,912         1,933
      Special charges                                  -             -          755             -

        Total costs and expenses                   4,845         4,286       10,138         8,221

  OPERATING INCOME                                 1,432         1,406        2,024         2,752

  OTHER (INCOME) EXPENSE
      Interest expense                               349           312          675           616
      Interest capitalized                            (6)          (10)         (15)          (23)
      Interest income                                (32)          (13)         (60)          (29)
      Other - net                                     21            20           44            40

                                                     332           309          644           604

  INCOME BEFORE INCOME TAXES                       1,100         1,097        1,380         2,148
      Income taxes                                   427           426          565           812

  INCOME BEFORE EXTRAORDINARY CHARGES                673           671          815         1,336
      Extraordinary charges                            -             -         (320)            -

  NET INCOME                                      $  673        $  671      $   495        $1,336

  BASIC EARNINGS (LOSS) PER COMMON SHARE:
      Before extraordinary charges                $  .70        $  .70      $   .85        $ 1.39
      Extraordinary charges                            -             -         (.33)            -

      NET INCOME                                  $  .70        $  .70      $   .52        $ 1.39

  DILUTED EARNINGS (LOSS) PER COMMON SHARE:
      Before extraordinary charges                $  .69        $  .70      $   .84        $ 1.39
      Extraordinary charges                            -             -         (.33)            -

      NET INCOME                                  $  .69        $  .70      $   .51        $ 1.39

  AVERAGE COMMON SHARES OUTSTANDING:
       Basic                                         962           956          961           958
       Diluted                                       972           959          969           962

                     The accompanying notes are an integral part of these statements.

                                                   -1-

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Consolidated net income for the second quarter and first six months of 1998 was $673 million and $495 million, or $.70 per share and $.52 per share, respectively, compared with $671 million and $1.34 billion, or $.70 per share and $1.39 per share in the second quarter and first half of 1997, respectively. The results for the first six months of 1998 include after-tax special charges of $482 million, or $.50 per share, related to cost reductions, the write-down of Hybrid Fiber Coax ("HFC") test market technologies in GTE's video business, a reserve for the disposition of GTE Airfone ("Airfone") assets, and other items. In addition, the 1998 year to date results reflect a non-cash extraordinary charge of $300 million after-tax, or $.31 per share, to discontinue the use of regulatory accounting principles at GTE's Canadian telephone operations and a one-time $20 million, or $.02 per share, charge for the redemption of high-coupon debt and preferred stock. During the first six months of 1998, costs associated with GTE's new data initiatives reduced net income by $219 million, or $.23 per share. Excluding these costs, the amount associated with the special charges and the extraordinary charges previously described, net income for the first half of 1998 would have been $1.52 billion, or $1.58 per share, an increase of 11.4 percent and 11.3 percent, respectively, primarily as a result of core revenue growth from both domestic and international operations.

  Operating income for the second quarter and first six months of 1998 was $1.43 billion and $2.02 billion, respectively, compared with $1.41 billion and $2.75 billion, in the second quarter and first half of 1997, respectively. The 1998 year to date results reflect the pre-tax special charge of $755 million. Operating income for the second quarter and first six months of 1998 reflect results associated with the data initiatives of $159 million and $301 million, respectively. Excluding these items, operating income for the second quarter and first six months of 1998 rose
  10.6 percent to $1.59 billion and $3.08 billion, respectively, primarily as a result of core revenue growth from both domestic and international operations.

  Consolidated revenues and sales for the second quarter of 1998 increased
  10.3 percent to $6.28 billion compared with $5.69 billion in the second quarter of 1997. This increase primarily resulted from continued growth in core domestic wireline, as well as increased long-distance revenues, international Canadian operations and wireless services. In addition, data revenues for the second quarter of 1998 were $191 million compared to $11 million in the year-ago quarter in which the data initiatives were launched. Consolidated revenues and sales for the first six months of 1998 increased
  10.8 percent to $12.16 billion compared to $10.97 billion in the same period last year. Excluding revenues related to the new data initiatives, consolidated revenues and sales for the second quarter and first six months of 1998 grew 7.1 percent and 7.6 percent, respectively.

  For the second quarter of 1998, minutes of use of GTE's domestic local-exchange network for long-distance calling grew at an annual rate of
  12.5 percent, while total domestic access lines increased 7.8 percent to
  22.3 million. Internationally, GTE serves an additional 6.2 million access lines, an increase of 5.1 percent over the second quarter of 1997.

                       GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  Domestic wireless service revenues in the second quarter of 1998 totaled $671 million, a 2.6 percent increase over the same period last year.
  Revenue growth is driven by customer additions and increasing revenue from existing customers through continuous emphasis on customer service levels to improve retention and from new products and services. U.S. wireless customers served grew to 4,631,000, an increase of 11.6 percent over a year ago. Customer growth at GTE's international operations increased significantly, bringing total wireless customers served worldwide to 6.8 million.

  GTE is one of the largest publicly held telecommunications companies in the world. In the United States, GTE offers local service in 28 states and wireless service in 17 states; nationwide long-distance service and internetworking services ranging from dial-up Internet access for residential and small business consumers to Web-based applications for Fortune 500 companies; as well as video service in selected markets. Outside the United States, GTE serves over 8 million telecommunication customers. GTE is also a leader in government and defense communications systems and equipment, directories and telecommunication-based information services, and aircraft-passenger telecommunications.

  CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations for the first six months of 1998 totaled $2.58 billion compared to $2.83 billion for the first half of 1997. The decrease in cash from operations is primarily due to an increase in working capital requirements.

  Cash used in investing activities totaled $2.45 billion, compared with $2.74 billion in the first six months of 1997. Capital expenditures totaled $2.55 billion compared with $2.03 billion in the first six months of last year. For the full year 1998, capital expenditures are expected to be approximately equal to 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and position GTE as a provider of high-quality voice, data and video telecommunications services. Significant investments are also being made to build and expand GTE's data network.

  In July, a GTE-led group agreed to purchase a majority stake (51% plus one share) in the Puerto Rico Telephone Company ("PRTC") for $444 million. At closing, which is expected by year-end 1998, GTE will sell 6% to Popular, Inc., which will then contribute 1% to the PRTC Employee Stock Ownership Plan. In addition, GTE will sell another 5% to other partners in the group which will leave GTE with a 40% investment in PRTC for $348 million.

  Cash provided from financing activities for the first six months of 1998 totaled $267 million, compared with $454 million in the same period last year. During the first six months of 1998, dividend payments totaled $901 million. In addition, financing activities during the first half of 1998 included a $970 million net increase in long and short-term borrowings and the issuance of $235 million of common stock, as well as other net items.
  In April 1998, GTE issued $2.1 billion of debentures, and used the net proceeds to reduce short-term debt obligations. The transaction consisted of four tranches with maturities ranging from 8 to 30 years. This long-term debt offering was the largest in GTE's history.

                             GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, GTE and its subsidiaries were removed from "Credit Watch" by all the rating agencies. GTE believes that its present investment grade credit rating and those of its subsidiaries provides ready access to the capital markets at reasonable rates and provides GTE with the financial flexibility necessary to pursue growth opportunities as they arise. At June 30, 1998, GTE had $4.4 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.

  RECENT DEVELOPMENTS

  On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approvals, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

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

  The suit also cites the significantly diminished competition in the retail long distance market that would be created by merging the second- and fourth-largest long distance telephone companies. Combining WorldCom-MCI removes the key supplier from the wholesale long distance market, i.e., WorldCom, and lessens competition for long distance resellers, like GTE, that compete with AT&T, MCI, and Sprint.

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

  GTE filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $106 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by GTE,

                             GTE CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

  effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long-distance carriers were offset by new per line charges and the charges paid by end-users. Effective July 1, 1998, GTE further reduced access charges by $120 million in compliance with FCC requirements to restate the impacts of access charge reform and in making its 1998 Annual Filing.

  GTE's Year 2000 Program, as described in its 1997 Annual Report on
  Form 10-K, continues. However, due to GTE's recently announced pending acquisition of PRTC, the current estimate for the total cost of remediation for GTE and affiliates is approximately $370 million. As of June 30, 1998, expenditures totaled $135 million.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  June 30,       December 31,
                                                    1998             1997
                                                        (In Millions)

                 ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents                    $   953           $   551
     Receivables, less allowances
       of $354 and $333 million                     4,647             4,782
     Inventories and supplies                         825               846
     Deferred income tax benefits                      48                51
     Other                                            352               307
       Total Current Assets                         6,825             6,537



  PROPERTY, PLANT AND EQUIPMENT, at cost           57,822            56,490
     Accumulated depreciation                     (34,403)          (32,410)

       Total Property, Plant and Equipment, net    23,419            24,080


  INVESTMENTS AND OTHER ASSETS:
     Prepaid pension costs                          4,639             4,361
     Franchises, goodwill and other intangibles,
       net of accumulated amortization of $759
       and $677 million                             3,081             3,232
     Investments in unconsolidated companies        2,416             2,335
     Other assets                                   1,538             1,597
       Total Investments and Other Assets          11,674            11,525

       Total Assets                               $41,918           $42,142










        The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 June 30,       December 31,
                                                   1998             1997
                                                      (In Millions)

     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations, including
       current maturities                         $ 3,950          $ 3,398
     Accounts payable and accrued expenses          4,302            4,672
     Taxes payable                                    896              771
     Dividends payable                                470              466
     Other                                            578              534
       Total Current Liabilities                   10,196            9,841

     Long-term debt                                14,912           14,494
     Employee benefit plans                         4,717            4,756
     Deferred income taxes                          1,390            1,782
     Minority interests in equity of subsidiaries   1,989            2,253
     Other liabilities                                895              978
       Total Liabilities                           34,099           34,104


  SHAREHOLDERS' EQUITY:
     Common stock - shares issued 987,827,834
       and 984,252,887                                 49               49
     Additional paid-in capital                     7,721            7,560
     Retained earnings                              1,968            2,372
     Accumulated other comprehensive income          (313)            (243)
     Guaranteed ESOP obligations                     (529)            (550)
     Treasury stock _ 24,585,828 and
       26,253,088 shares, at cost                  (1,077)          (1,150)
       Total Shareholders' Equity                   7,819            8,038

       Total Liabilities and
         Shareholders' Equity                     $41,918          $42,142







          The accompanying notes are an integral part of these statements.

                          GTE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30
                                                           1998       1997
                                                           (In Millions)
  Operations

    Income before extraordinary charges                  $  815     $1,336

    Adjustments to reconcile income before
      extraordinary charges to net cash
      from operations:
        Depreciation and amortization                     1,912      1,933
        Special charges                                     755          -
        Change in current assets and current
          liabilities, excluding the effects of
          acquisitions and dispositions                    (695)      (532)
        Deferred income taxes and other - net              (206)        91
      Net cash from operations                            2,581      2,828

  Investing
    Capital expenditures                                 (2,548)    (2,033)
    Acquisitions and investments                            (50)      (700)
    Proceeds from sales of assets                            83         17
    Other - net                                              69        (22)
      Net cash used in investing                         (2,446)    (2,738)

  Financing
    Common stock issued                                     235        162
    Purchase of treasury stock                                -       (576)
    Long-term debt issued                                 3,479      1,533
    Long-term debt and preferred securities retired      (1,745)    (1,379)
    Dividends paid                                         (901)      (903)
    Increase (decrease) in short-term obligations,
      excluding current maturities                         (764)     1,634
    Other - net                                             (37)       (17)
      Net cash provided from financing                      267        454

  Increase in cash and cash equivalents                     402        544

  Cash and cash equivalents:
    Beginning of period                                     551        405
    End of period                                        $  953     $  949

    Cash paid during the period for:
      Interest                                           $  652     $  531
      Income taxes                                          395        540




        The accompanying notes are an integral part of these statements.

                               GTE CORPORATION AND SUBSIDIARIES

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

       Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

  (2)  EXTRAORDINARY AND SPECIAL CHARGES:

       During the first quarter of 1998 GTE recorded special charges of $755 million pre-tax, which reduced net income by $482 million, or $.50 per share. The special charges are related to cost reductions, the write-down of HFC test market technologies in GTE's video business, a reserve for the disposition of Airfone assets, and other items. In addition, results for the first half of 1998 include after-tax extraordinary charges totaling $320 million, or $.33 per share, reflecting the discontinuance of regulatory accounting at GTE's Canadian telephone operations, and the redemption of high-coupon debt and preferred stock.

  (3)  COMPREHENSIVE INCOME:

       Effective January 1, 1998, GTE adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
       ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. In accordance with the disclosure requirements of FAS 130, other comprehensive loss for the six months ended
       June 30, 1998 and 1997 was $(70) million and $(56) million, respectively. Included in other comprehensive income are unrealized gains (losses) on marketable securities and foreign currency translation gains (losses).

  (4)  RECENT ACCOUNTING PRONOUNCEMENTS:

       Computer Software

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. GTE is currently assessing the impact of adopting SOP 98-1, and intends to implement as of January 1, 1999.

                                GTE CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS _ (Continued)

       Derivative Instruments and Hedging Activities

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. GTE is currently assessing the impact of adopting FAS 133.

  PART II.  OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits required by Item 601 of Regulation S-K.

                (11) Statement re: Calculation of earnings per common share.

                (12) Statement re: Calculation of the ratio of earnings to fixed charges.

                (27)    Financial Data Schedule.

           (b)  GTE filed a report on Form 8-K dated April 2, 1998 under
                Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report. GTE also filed a report on Form 8-K dated
                April 14, 1998 under Item 7, "Financial Statements and Exhibits." No financial statements were included with this report. In addition, GTE filed a report on Form 8-K dated July 27, 1998 under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

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


                                                    GTE Corporation
                                              .............................
                                                      (Registrant)



  Date:  August 7, 1998                     By      Paul R. Shuell
                                              .............................
                                                    Paul R. Shuell
                                              Vice President and Controller



  Date:  August 7, 1998                     By        Marianne Drost
                                              .............................
                                                      Marianne Drost
                                                        Secretary