Form 10-Q
period 1998-09-30
GTE CORP
filed 1998-11-13
CIK 40858

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the quarterly period ended: SEPTEMBER 30, 1998


                                       or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the transition period from _______ to _______


                          Commission File Number 1-2755


                                 GTE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  NEW YORK                               13-1678633
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

 1255 Corporate Drive, SVC04C08, Irving, Texas             75038
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


         Registrant's telephone number, including area code 972-507-5000


                    One Stamford Forum, Stamford, Conn. 06904
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES  [X]   NO  [ ]

The Company had 965,108,694 shares of $.05 par value common stock outstanding (excluding 23,421,316 treasury shares) at October 31, 1998.



================================================================================

PART I.  FINANCIAL INFORMATION

                        GTE CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                     -------------------      --------------------
                                                       1998        1997        1998          1997
                                                     -------     -------      -------      -------
                                                    (Dollars in Millions, Except Per-Share Amounts)
REVENUES AND SALES
    Local services                                   $ 1,760     $ 1,647      $ 5,261      $ 4,865
    Network access services                            1,337       1,271        3,953        3,683
    Toll services                                        574         609        1,737        1,860
    Wireless services                                    770         714        2,233        2,110
    Directory services                                   495         407        1,069          965
    Other services and sales                           1,544       1,292        4,389        3,430
                                                     -------     -------      -------      -------
       Total revenues and sales                        6,480       5,940       18,642       16,913
                                                     -------     -------      -------      -------
OPERATING COSTS AND EXPENSES
    Cost of services and sales                         2,617       2,309        7,786        6,455
    Selling, general and administrative                1,250       1,156        3,552        3,298
    Depreciation and amortization                        963         988        2,875        2,921
    Special charges                                       --          --          755           --
                                                     -------     -------      -------      -------
       Total operating costs and expenses              4,830       4,453       14,968       12,674
                                                     -------     -------      -------      -------
OPERATING INCOME                                       1,650       1,487        3,674        4,239

OTHER (INCOME) EXPENSE
    Interest - net                                       312         299          912          863
    Other - net                                           10         (12)          54           28
                                                     -------     -------      -------      -------
       Total other expense                               322         287          966          891
                                                     -------     -------      -------      -------

INCOME BEFORE INCOME TAXES                             1,328       1,200        2,708        3,348
    Income taxes                                         506         444        1,071        1,256
                                                     -------     -------      -------      -------
INCOME BEFORE EXTRAORDINARY CHARGES                      822         756        1,637        2,092
    Extraordinary charges                                 --          --         (320)          --
                                                     -------     -------      -------      -------
NET INCOME                                           $   822     $   756      $ 1,317      $ 2,092
                                                     =======     =======      =======      =======

BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Before extraordinary charges                     $   .85     $   .79      $  1.70      $  2.18
    Extraordinary charges                                 --          --         (.33)          --
                                                     -------     -------      -------      -------
       Net income                                    $   .85     $   .79      $  1.37      $  2.18
                                                     =======     =======      =======      =======

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Before extraordinary charges                     $   .85     $   .79      $  1.69      $  2.18
    Extraordinary charges                                 --          --         (.33)          --
                                                     -------     -------      -------      -------
       Net income                                    $   .85     $   .79      $  1.36      $  2.18
                                                     =======     =======      =======      =======


AVERAGE COMMON SHARES OUTSTANDING (in millions):

    Basic                                                964         956          962          958
    Diluted                                              968         959          967          961



The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


                                                    September 30,  December 31,
                                                         1998          1997
                                                    -------------  ------------
                                                       (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                          $    771      $    551
    Receivables, less allowances of $372 and $333         4,966         4,782
    Inventories and supplies                                824           846
    Other                                                   521           358
                                                       --------      --------
       Total current assets                               7,082         6,537
                                                       --------      --------


Property, plant and equipment, at cost                   58,683        56,490
Accumulated depreciation                                (34,967)      (32,410)
                                                       --------      --------
       Total property, plant and equipment, net          23,716        24,080
                                                       --------      --------

Prepaid pension costs                                     4,726         4,361
Franchises, goodwill and other intangibles, net of
  accumulated amortization of $791 and $677               3,040         3,232
Investments in unconsolidated companies                   2,460         2,335
Other assets                                              1,407         1,597
                                                       --------      --------
Total assets                                           $ 42,431      $ 42,142
                                                       ========      ========



The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                       September 30,  December 31,
                                                           1998          1997
                                                       -------------  ------------
                                                         (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations, including current
      maturities                                          $  3,433      $  3,398
    Accounts payable and accrued expenses                    4,585         4,672
    Taxes payable                                            1,163           771
    Other                                                    1,081         1,000
                                                          --------      --------
       Total current liabilities                            10,262         9,841
                                                          --------      --------


Long-term debt                                              14,886        14,494
Deferred income taxes                                        1,564         1,782
Employee benefit plans                                       4,684         4,756
Minority interests in equity of subsidiaries                 1,979         2,253
Other liabilities                                              848           978
                                                          --------      --------
       Total liabilities                                    34,223        34,104
                                                          --------      --------

Shareholders' equity
    Common stock (988,172,062 and 984,252,887 shares
      issued)                                                   49            49
    Additional paid-in capital                               7,743         7,560
    Retained earnings                                        2,337         2,372
    Accumulated other comprehensive loss                      (353)         (243)
    Guaranteed ESOP obligations                               (519)         (550)
    Treasury stock (23,957,146 and 26,253,088 shares,
      at cost)                                              (1,049)       (1,150)
                                                          --------      --------
       Total shareholders' equity                            8,208         8,038
                                                          --------      --------
Total liabilities and shareholders' equity                $ 42,431      $ 42,142
                                                          ========      ========



The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                --------------------
                                                                  1998         1997
                                                                -------      -------
                                                                (Dollars in Millions)
OPERATIONS
    Income before extraordinary charges                         $ 1,637      $ 2,092
     Adjustments to reconcile income before extraordinary
      charges to net cash from operations:
         Depreciation and amortization                            2,875        2,921
         Special charges                                            755           --
         Changes in current assets and current liabilities,
           excluding the effects of acquisitions and
           dispositions                                            (585)        (695)
         Deferred income taxes and other - net                       39           11
                                                                -------      -------
       Net cash from operations                                   4,721        4,329
                                                                -------      -------
INVESTING
    Capital expenditures                                         (3,951)      (3,330)
    Acquisitions and investments                                   (130)        (686)
    Other - net                                                     244           (2)
                                                                -------      -------
       Net cash used in investing                                (3,837)      (4,018)
                                                                -------      -------
FINANCING
    Common stock issued                                             283          216
    Purchase of treasury stock                                       --         (576)
    Long-term debt issued                                         3,488        2,268
    Long-term debt and preferred securities retired              (1,911)      (1,478)
    Dividends paid                                               (1,354)      (1,352)
    Increase (decrease) in short-term obligations,
      excluding current maturities                               (1,140)       1,113
    Other - net                                                     (30)         (26)
                                                                -------      -------
         Net cash from (used in) financing                         (664)         165
                                                                -------      -------

Increase in cash and cash equivalents                               220          476

Cash and cash equivalents:
    Beginning of period                                             551          405
                                                                -------      -------
    End of period                                               $   771      $   881
                                                                =======      =======



Cash paid during the period for:
    Interest                                                    $   753      $   848
    Income taxes                                                    556          907



The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by GTE Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

NOTE 2.  SPECIAL AND EXTRAORDINARY CHARGES

During the first quarter of 1998, the Company recorded pretax special charges of $755 million, which reduced net income by $482 million, or $.50 per diluted share. The special charges are related to impairment of assets, including the write-down of Hybrid Fiber Coax (HFC) test market technologies in the Company's video business, a reserve for the disposition of GTE Airfone (Airfone) assets and other asset impairments; as well as the cost of exiting certain business activities, consolidation efforts and other items.

In addition, during the first quarter of 1998, the Company recorded after-tax extraordinary charges totaling $320 million, or $.33 per diluted share, reflecting the discontinuance of regulatory accounting at the Company's Canadian telephone operations, and the redemption of high-coupon debt and preferred stock prior to stated maturity.

NOTE 3.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes both net income and other comprehensive income.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


The components of total comprehensive income (loss) are presented in the following table:

(Dollars in Millions)                                        Nine Months Ended
                                                                September 30,
                                                            -------------------
                                                              1998        1997
                                                            -------     -------
Net income                                                  $ 1,317     $ 2,092
Other comprehensive income (loss):

    Foreign currency translation adjustments, net of tax       (116)        (65)
    Unrealized gains on securities, net of tax                    6           6
                                                            -------     -------
      Subtotal                                                 (110)        (59)
                                                            -------     -------
Total comprehensive income                                  $ 1,207     $ 2,033
                                                            =======     =======

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

Employee Benefit Disclosures

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new standard will require the Company to revise certain of the disclosures included in its Annual Report to shareholders beginning with the 1998 Annual Report. The adoption of SFAS No. 132 will have no impact on the consolidated results of operations or financial condition.

Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's practice is to capitalize initial operating system and certain application software and expense the cost of other software, including right-to-use fees. The Company is currently assessing the impact of capitalizing and amortizing the cost of all types of internal-use software as required by SOP 98-1, effective January 1, 1999.

Costs of Start-Up Activities

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred. Based on the Company's current policy for costs of start-up activities, SOP 98-5 will not have an impact on the consolidated results of operations or financial condition.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 and intends to implement as of January 1, 2000.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


RESULTS OF OPERATIONS

Net Income

                                    September 30,
                                  ----------------   Increase   Percent
(Dollars in Millions)              1998      1997   (Decrease)  Change
                                   ----      ----   ----------  ------
Three months ended                $  822    $  756    $  66       9%
Nine months ended                  1,317     2,092     (775)    (37)%


The results of operations for the first nine months of 1998 include after-tax special charges of $482 million, or $.50 per diluted share. The special charges are related to impairment of assets, including the write-down of HFC test market technologies in the Company's video business, a reserve for the disposition of Airfone's assets and other asset impairments; as well as the cost of exiting certain business activities, consolidation efforts and other items. In addition, the 1998 year-to-date results reflect a non-cash extraordinary charge of $300 million after-tax, or $.31 per diluted share, to discontinue the use of regulatory accounting principles at the Company's Canadian telephone operations and a one-time $20 million after-tax, or $.02 per diluted share, charge for the redemption of high-coupon debt and preferred stock prior to stated maturity. During the first nine months of 1998, costs associated with the Company's new data initiatives reduced net income by $317 million, or $.33 per diluted share. Excluding these costs, the amounts associated with the special charges and the extraordinary charges previously described, net income for the first nine months of 1998 would have been $2.4 billion, or $2.52 per diluted share, an increase of 11% over the same period in 1997. The increase is primarily a result of core revenue growth from both domestic and international operations, partially offset by an increase in operating costs and expenses, including costs associated with the Company's competitive local exchange carrier (CLEC) and long-distance business.

Operating Income

                                        September 30,
                                   ----------------------        Increase        Percent
(Dollars in Millions)                1998           1997        (Decrease)       Change
                                   ---------     --------       ----------     ----------
     Three months ended            $ 1,650       $  1,487       $   163            11%
     Nine months ended               3,674          4,239          (565)          (13)%

The 1998 year-to-date operating income results reflect the pretax special charges of $755 million. In addition, operating income for the third quarter and first nine months of 1998 reflects operating losses associated with the data initiatives of $121 million and $422 million, respectively. Excluding these items, operating income for the third quarter and first nine months of 1998 rose 12% to $1.8 billion and 11% to $4.9 billion, respectively,

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


primarily as a result of core revenue growth from both domestic and international operations. Operating income for the third quarter and first nine months of 1998 also reflects operating losses associated with the Company's CLEC and long-distance business.


REVENUES AND SALES

(Dollars in Millions)                 Three Months Ended
                                         September 30,
                                      ------------------  Increase   Percent
                                        1998      1997   (Decrease)  Change
                                      -------    ------- ----------  ------
Local services                         $1,760    $1,647    $ 113       7%
Network access services                 1,337     1,271       66       5%
Toll services                             574       609      (35)     (6)%
Wireless services                         770       714       56       8%
Directory services                        495       407       88      22%
Other services and sales:
  Data                                    202       127       75      59%
  Other                                 1,342     1,165      177      15%
                                       ------    ------    -----
  Total revenues and sales             $6,480    $5,940    $ 540       9%
                                       ======    ======    =====


(Dollars in Millions)               Nine Months Ended
                                       September 30,
                                    ------------------    Increase   Percent
                                      1998      1997     (Decrease)  Change
                                    -------    -------   ----------  ------
Local services                      $ 5,261    $ 4,865    $   396        8%
Network access services               3,953      3,683        270        7%
Toll services                         1,737      1,860       (123)      (7)%
Wireless services                     2,233      2,110        123        6%
Directory services                    1,069        965        104       11%
Other services and sales:
  Data                                  565        138        427      309%
  Other                               3,824      3,292        532       16%
                                    -------    -------    -------
  Total revenues and sales          $18,642    $16,913    $ 1,729       10%
                                    =======    =======    =======


Local services revenues increased primarily due to a 5% increase in domestic and international switched access lines and an increase in new and enhanced services such as CentraNet(R), call waiting, Caller ID and voicemail. Since the

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Telecommunications Act was passed in 1996, the Company has lost only 60,000 of its 22.7 million total domestic access lines to competitive resale.

Network access services revenues increased due to a 12% increase in domestic minutes of use generating additional revenues of $67 million and $218 million for the third quarter and first nine months of 1998, respectively, while domestic special access lines increased 22% to 3.7 million due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. In addition, year-to-date revenues increased due to a change in the reporting of revenue settlements at the domestic telephone companies (see "OPERATING COSTS AND EXPENSES" for the impact to expenses). Partially offsetting these increases were mandatory access rate changes that reduced access charges collected by the Company (see "FEDERAL REGULATORY DEVELOPMENTS" for additional information regarding access rate changes).

Toll services revenues declined due to the continuing impacts of intraLATA (local access transport area) toll competition. Partially offsetting the decline were increases in long-distance revenues driven by a 71% increase in long-distance subscribers since the third quarter of 1997 and increases in toll revenues resulting from a change in the reporting of toll settlements agreed upon by all major Canadian carriers earlier in 1998 (see "OPERATING COSTS AND EXPENSES" regarding Canadian toll settlements).

Wireless services revenue growth is primarily driven by customer additions, partially offset by a decrease in revenues per subscriber per month due to the effects of competition. U.S. wireless customers served grew to 4.7 million, an increase of 9% over 1997. Customer growth at the Company's consolidated international operations increased 22%, bringing total wireless customers served worldwide to 5.3 million, representing an improvement of 0.5 million or 10%.

Directory services revenues increased primarily due to improved sales performance and higher electronic yellow pages revenues, as well as revenue generated from the acquisition of international directory operations in Poland and Austria during the fourth quarter of 1997. In addition, the increase in revenues during the third quarter was favorably affected by the timing of the publication of certain directories.

Other services and sales revenues increased for the three and nine months ended September 30, 1998 as a result of new and increased contract sales, and an increase in data revenues of $75 million in the third quarter and $427 million year-to-date over the same periods in 1997. The year-to-date increase in other services and sales revenues also reflects an increase in equipment sales. Excluding revenues related to the data

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


initiatives, other services and sales revenues increased $177 million or 15% and $532 million or 16% for the third quarter and year-to-date, respectively.


OPERATING COSTS AND EXPENSES

(Dollars in Millions)                           Three Months Ended
                                                   September 30,
                                                ------------------  Increase   Percent
                                                  1998      1997   (Decrease)  Change
                                                -------    ------- ----------  ------
Cost of services and sales                       $2,617    $2,309    $ 308      13%
Selling, general and administrative               1,250     1,156       94       8%
Depreciation and amortization                       963       988      (25)     (3)%
                                                 ------    ------    -----
  Total operating costs and expenses             $4,830    $4,453    $ 377       8%
                                                 ======    ======    =====


(Dollars in Millions)                           Nine Months Ended
                                                   September 30,
                                                ------------------    Increase   Percent
                                                  1998      1997     (Decrease)  Change
                                                -------    -------   ----------  ------
Cost of services and sales                      $ 7,786    $ 6,455    $ 1,331      21%
Selling, general and administrative               3,552      3,298        254       8%
Depreciation and amortization                     2,875      2,921        (46)     (2)%
Special charges                                     755       --          755     --
                                                -------    -------    -------
  Total operating costs and expenses            $14,968    $12,674    $ 2,294      18%
                                                =======    =======    =======


In general, operating costs and expenses increased to support growth in customers, access lines and new and enhanced services. Year-to-date expenses are higher than the same period in 1997 due to a change in the reporting of network access revenue settlements at the domestic telephone companies and a change in the reporting of toll settlements at the Company's Canadian operations (see "REVENUES AND SALES" for the impact to revenues). Data initiatives contributed $80 million and $627 million to the increases for the three and nine months ended September 30, 1998, respectively. Also, costs associated with the Company's CLEC and long-distance business contributed to the third quarter and year-to-date increases. These increases in costs were partially offset by a year-to-date decrease in customer acquisition and marketing costs for wireless services, the true-up of certain employee benefit and other liabilities, as well as a $26 million pretax gain on the sale of various wireless and international assets during the third quarter of 1998.

                        GTE CORPORATION AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

As a result of the charges discussed in Note 2, depreciation expense was reduced by approximately $46 million and $113 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. Also, during the fourth quarter of 1997, the domestic telephone operating companies completed their annual study of depreciation rates and adjusted them to reflect current estimates of salvage value. The net effect of these adjustments reduced depreciation by approximately $22 million and $121 million, respectively, for the third quarter and first nine months of 1998. Partially offsetting these decreases were increases in depreciation expense due to increased plant balances.

Special charges of $755 million pretax were recorded during the first quarter of 1998. The special charges are related to impairment of assets totaling $454 million, including the write-down of HFC test market technologies in the Company's video business, a reserve for the disposition of Airfone's assets and other asset impairments; as well as $301 million for the cost of exiting certain business activities, consolidation efforts and other items. As of September 30, 1998, $454 million of the charge (non-cash) has been applied to reduce the carrying value of assets to their net realizable value, while $131 million has been used in connection with severance and other costs incurred to exit certain business activities and consolidate certain operating activities. At September 30, 1998, a reserve of $170 million remains for additional costs similar to those described above. The Company expects to utilize the remaining reserve, in accordance with the original plan, throughout 1998 and into 1999.


OTHER INCOME STATEMENT ITEMS

Interest-net increased $13 million or 4% in the third quarter of 1998 and $49 million or 6% year-to-date, compared to the same periods in 1997. The increase is primarily due to higher average debt levels incurred primarily to finance the Company's construction program.

Other-net increased $22 million and $26 million for the three and nine months ended September 30, 1998, respectively. The increases are primarily due to higher minority interest associated with higher income at the Company's Canadian subsidiaries.

Income taxes increased $62 million or 14% in the third quarter of 1998 and decreased $185 million or 15% year-to-date, compared to the same periods in 1997. These variances are primarily due to corresponding changes in pretax income.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


During the first quarter of 1998, the Company recorded a non-cash, after-tax extraordinary charge of $300 million to discontinue the use of regulatory accounting principles at the Company's Canadian telephone operations and a one-time after-tax extraordinary charge of $20 million, reflecting premiums paid on the redemption of high-coupon debt and preferred stock prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first nine months of 1998 was cash from operations of $4.7 billion compared to $4.3 billion for the same period in 1997. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements and an increase in results of operations before the special charges.

Cash used in investing activities totaled $3.8 billion, compared with $4.0 billion in the first nine months of 1997. Capital expenditures totaled $4.0 billion compared with $3.3 billion in the first nine months of last year. Capital expenditures are expected to be $5.5 billion for year-end 1998 compared with $5.1 billion in 1997. The majority of new investment is being made to acquire facilities and develop and install software necessary to support the growth in demand for GTE'S core services, facilitate the introduction of new products and services, and increase operating efficiency and productivity. Significant investments are also being made to build and expand the Company's national fiber optic data network. Acquisitions and investments for the nine months ended September 30, 1997 primarily reflect the acquisition of BBN Corporation. Other investing includes proceeds from the sale of various wireless and international assets. As the Company announced in the first quarter of 1998, the sale of certain non-strategic assets should continue to provide cash proceeds (see "RECENT DEVELOPMENTS" for additional information).

In July 1998, a GTE-led consortium amended its agreement to purchase a majority stake in the Puerto Rico Telephone Company (PRTC) by agreeing to purchase 51% plus one share of PRTC for $444 million. At closing, which is expected in early 1999, the Company expects that Popular, Inc. (a member of the consortium) will acquire 5% of PRTC and that either Popular, Inc. or other local Puerto Rican investors will acquire an additional 5%. The consortium will contribute 1% of PRTC's shares to a PRTC employee stock ownership plan. GTE expects to retain a 40% investment in PRTC.

Cash used in financing activities totaled $664 million during the first nine months of 1998 compared to cash provided of $165 million for the same period

                        GTE CORPORATION AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


in 1997. During the first nine months of 1998 and 1997, dividend payments totaled $1.4 billion. In addition, financing activities during the first nine months of 1998 include a $437 million net increase in long and short-term borrowings and the issuance of $283 million of common stock, as well as other net items. In April 1998, the Company issued $2.1 billion of debentures and used the net proceeds to reduce short-term debt obligations. The transaction consisted of four tranches with maturities ranging from 8 to 30 years. This long-term debt offering was the largest in the Company's history.

The Company believes that its present investment grade credit rating and those of its subsidiaries provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise. At September 30, 1998, the Company had $5.0 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


FEDERAL REGULATORY DEVELOPMENTS

Interstate Access Revision

The Company filed interstate access revisions during 1997 that became effective in June 1997 and July 1997. Overall, these filings resulted in a net annual price reduction of $106 million. In 1997, the Federal Communications Commission
(FCC) also altered the structure of access charges collected by the Company, effective January 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by long-distance carriers were offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced by $120 million annually in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's decisions in this order before the Eighth Circuit Court of Appeals based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act of 1996 (TA96), and that the FCC created additional subsidy charges paid only by business and multi-line

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


residential customers. On August 19, 1998, the Eighth Circuit announced its decision on the multiple appeals of the FCC Access Reform Order. The opinion denies all of the petitions for review of the access charge order. The Company is considering its options.

In October 1998, the FCC began a proceeding to "refresh the record" used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its "market based" access charge reform approach, or to adopt a "prescriptive" approach.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the TA96's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the TA96 to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is scheduled for December 1998. A final decision on the appeal is expected to be issued by mid-1999.

In its Order on Reconsideration dated July 13, 1998, the FCC referred some key issues back to the Federal-State Joint Board (the Board) on universal service. The Board's recommendations are due in the fourth quarter of 1998. In its October 22, 1998 Order, the FCC selected a "synthesis" model platform for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. The implementation date of the new universal service mechanism for non-rural carriers was moved to July 1999. The Company is assessing the Order and its options.

The Eighth Circuit Court ruling on FCC access reform (see previous discussion of "Interstate Access Revision") also impacts universal service. Specifically, the FCC is not required to eliminate all implicit subsidies before the explicit universal service mechanism is implemented in July 1999.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than the rate-of-return it may earn. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. This matter is before the FCC as discussed above.

In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


issue presented for review is whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year. Associated with the FCC's current activity to "refresh the record" for access reform discussed above, the FCC will decide whether the 6.5% productivity offset should be changed.

RECENT DEVELOPMENTS

On October 19, 1998, BC TELECOM Inc. (BC TELECOM), a majority owned investment of GTE's, and TELUS Corporation (TELUS) announced plans to merge and create a new, growth-oriented, telecommunications company. The new merged company will be called BCT.TELUS Communications, Inc. (BCT.TELUS) until a new branding strategy is developed. BC TELECOM and TELUS shareholders will receive both voting and non-voting shares on a pro rata basis in the new merged company. Each BC TELECOM shareholder will receive 0.75 of a voting share and 0.25 of a non-voting share in BCT.TELUS for each BC TELECOM share held. Each TELUS share will be exchanged for 0.75 of a voting share and 0.25 of a non-voting share, in each case multiplied by a share exchange ratio of 0.7773. Under terms of the merger agreement GTE's ownership interest in the combined company will be approximately 27%. Accordingly, upon completion of the proposed merger, GTE will change its method of accounting for its investment from a consolidated basis to the equity method. At the time of this change, the final terms and conditions and structure of the transaction may result in the recognition of a gain by GTE. The merger is subject to approval by the shareholders of both companies as well as court and regulatory approvals, and is expected to be completed early in 1999. As a merger of equals, BC TELECOM and TELUS will share responsibility for management of the new company.

On July 27, 1998, the Company and Bell Atlantic Corporation (Bell Atlantic) entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approvals, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by the Company dated July 27, 1998.

In May 1998, the Company filed a private antitrust lawsuit in U.S. Federal District Court in Washington, D.C. to block the proposed $38 billion merger of WorldCom, Inc. (WorldCom) and MCI Communications Corporation (MCI) to ensure the combined mega-company will not have the ability to monopolize the Internet or significantly endanger competition in long-distance telephone markets. The Company is currently conducting confirmatory discovery to ensure that the Internet concern has

                        GTE CORPORATION AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


been remedied by the commitments made to the European Commission and the U.S. Department of Justice. The suit also cites the significantly diminished competition in the retail long-distance market that would be created by merging the second and fourth largest long-distance telephone companies. Combining WorldCom-MCI removes the key supplier from the wholesale long-distance market, i.e., WorldCom, and lessens competition for long-distance resellers, like the Company, that compete with AT&T Corp., MCI and Sprint Corporation.

In April 1998, the Company announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. The Company expects to generate after-tax proceeds of $2 billion to $3 billion by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The assets identified for sale represent approximately 6% of consolidated assets and generate approximately 10% of consolidated revenues. The Company's goal is to complete these asset sales during 1999 and into 2000. For more information regarding these announcements, please refer to the Forms 8-K filed by the Company, dated April 2, 1998 and April 14, 1998.

Recent storm damage to GTE's telecommunications network in the Dominican Republic from hurricane Georges was significantly covered by available insurance and did not have a material financial or operational impact to the Company.


STATEMENT OF RISK FROM INTERNATIONAL ASSETS

The Company, together with its subsidiaries, conducts international operations in Latin America, Canada, Europe and Asia. Based on the countries in which GTE operates, its foreign activities and assets are subject to economic and political uncertainties. Overall, GTE continues to closely monitor the markets in which it operates and does not anticipate any materially adverse impact on its financial position as a result of the current downturn in the economies of several of these countries.

                        GTE CORPORATION AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, the Company also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. GTE's program methodology is very similar to the General Accounting Office (GAO) methodology, and in 1997 GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that its core operations and essential functions will be ready for the millennium transition.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 4) systems that support GTE's physical infrastructure, financial operations and facilities.

Company-wide, essential remediation was approximately 63% complete as of September 30, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to 12% of the Company's overall Year 2000 budget. These funds are planned for program closeout and verification in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 69% of GTE's digital access lines are already operational using Year 2000 compliant central office switches. Additionally, over 75% of the Company's legacy software has been remediated. Over the next nine months GTE's focus will be the deployment of these systems throughout operations and the testing of those systems under actual operating conditions.

                        GTE CORPORATION AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Using the nomenclature of the GAO, GTE's Year 2000 program can be characterized as follows: Management, including transition into the Year 2000, is 43% complete, with a projected end date of March 2000; Awareness is approximately 60% complete and is expected to continue until June 1999; System Assessment is approximately 62% complete and is expected to be completed by December 1998; System Renovation, including supplier products, is approximately 76% complete, with intended completion by December 1998 for essential functions; Validation, including enterprise testing in operational environments, is 44% complete, with an expected completion in June 1999; and Implementation, including regional deployment, is 63% complete, with an expected completion in June 1999.

In summary, compliant product rollout (deployment) and enterprise testing of GTE's telecommunications-related businesses, including national and international interoperability and verification, are presently expected to be complete by the end of June 1999. Due to its relatively recent acquisition of BBN Corporation, GTE's data initiative is presently targeting completion of its key infrastructure systems by the end of September 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000-compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of September 30, 1998, Year 2000-compliant versions, or suitable alternatives, for 53% of these vital supplier products have been provided. GTE presently expects that by December 31, 1998, Year 2000-compliant versions, or suitable alternatives, of third-party supplier products for GTE's critical or major legacy and support systems will have been delivered.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a company-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. Separately, GTE's corporate internal and external auditors conduct periodic reviews of each business unit's Year 2000 activities and report significant findings, if any, to business unit and corporate management.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through September 30, 1998, expenditures totaled $177 million. Year 2000 remediation costs are expensed in the year incurred. These expenditures constitute approximately 6% of the 1998 IT budget and are

                        GTE CORPORATION AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


projected to be approximately 4% of the 1999 IT budget. GTE has not elected to replace, or to accelerate the schedule of a planned replacement of, systems due to the Year 2000 issue. The cost of GTE's Year 2000 program includes an estimated cost for the Puerto Rico Telephone Company's Year 2000 program.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 78% of GTE's program effort involves U.S. domestic operations of all types. Twenty-two percent (22%) of the effort is dedicated to GTE's international operations.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios." To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone

                        GTE CORPORATION AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on the Company's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company or by companies in which GTE has substantial investments; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, and judicial review of those initiatives and proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance. In addition, GTE has embarked on a major initiative to expand its service capability in the data communication and enhanced services segments of the telecommunications marketplace and to provide a bundle of products and services both in and outside of its traditional service territories utilizing the Company's CLEC. While GTE management believes that it will be successful in implementing these new initiatives, there are uncertainties associated with its ability to grow to the levels targeted and its ability to do so within the planned timeframes or investment levels.

PART II.  OTHER INFORMATION

                        GTE CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-K.

                  10-1 Material Contracts - Form of Executive Severance Agreement between GTE Service Corporation and each of William P. Barr, Kent B. Foster, J. Randall MacDonald, Michael T. Masin and Charles R. Lee

                  10-2 Material Contracts - Form of Executive Severance Agreement between GTE Service Corporation and each of James A. Attwood, Jr., Mary Beth Bardin, Daniel P. O'Brien and Paul R. Shuell

                  10-3 Material Contracts - Employment Agreement between GTE Service Corporation and J. Randall MacDonald

                  11       Statement re: Calculation of Earnings per Common
                           Share

                  12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                  27       Financial Data Schedule

         (b) The Company filed a report on Form 8-K dated July 27, 1998 under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GTE Corporation
                                             ----------------------------------
                                                       (Registrant)

Date:      November 13, 1998                        /s/ Paul R. Shuell
        -----------------------              ----------------------------------
                                                        Paul R. Shuell
                                                Vice President and Controller



Date:      November 13, 1998                        /s/ Marianne Drost
        -----------------------              ----------------------------------
                                                        Marianne Drost
                                                          Secretary

                                 EXHIBIT INDEX


     Exhibit
      Number                         Description
      ------                         -----------
        10-1               Material Contracts - Form of Executive Severance
                           Agreement between GTE Service Corporation and each of
                           William P. Barr, Kent B. Foster, J. Randall
                           MacDonald, Michael T. Masin and Charles R. Lee

        10-2               Material Contracts - Form of Executive Severance
                           Agreement between GTE Service Corporation and each of James A. Attwood, Jr., Mary Beth Bardin, Daniel P.
                           O'Brien and Paul R. Shuell

        10-3               Material Contracts - Employment Agreement between GTE
                           Service Corporation and J. Randall MacDonald

        11                 Statement re:  Calculation of Earnings per Common
                           Share

        12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule
