Form 10-K405
period 1998-12-31
GTE CORP
filed 1999-03-31
CIK 40858

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:   NONE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [X]

The aggregate market value of GTE's voting stock held by non-affiliates at January 31, 1999 amounted to $65,325,179,937.

GTE had 969,040,882 shares of $.05 par value common stock outstanding (excluding 22,741,309 treasury shares) at January 31, 1999.

                       DOCUMENT INCORPORATED BY REFERENCE:

GTE's Proxy Statement covering its 1999 Annual Meeting of Shareholders (Incorporated in Part III).

================================================================================

PART I

Item 1.  Business

GTE Corporation and subsidiaries ("GTE" or "the Company") is a leading telecommunications provider with one of the industry's broadest arrays of products and services. It is one of the world's largest telecommunications companies, with 1998 revenues of more than $25 billion. GTE's national and international operations serve approximately 30 million telephone access lines through subsidiaries in the United States, Canada and the Dominican Republic, and an affiliate in Venezuela. GTE is a leading wireless operator in the United States, with more than 4.8 million wireless customers and the opportunity to serve 61.4 million potential wireless customers. When we refer to "potential wireless customers" in this document, we mean the number of people living in the relevant area served by our wireless operations, adjusted to reflect our ownership interests in those wireless operations.

Outside the United States, GTE operates wireless networks serving approximately
2.8 million customers with 23.4 million potential wireless customers through subsidiaries in Canada, the Dominican Republic and Argentina, and affiliates in Venezuela and Taiwan. GTE also participates in a venture which operates a paging network in China.

GTE provides data services, including dial-up Internet access for residential and small business consumers, and Web-based applications for Fortune 500 companies. GTE is also a leader in government and defense communications systems and equipment, directories and telecommunications-based information services and systems. GTE and its subsidiaries had approximately 120,000 employees, at December 31, 1998.


                                   NATIONAL
                                   --------

                                Network Services

GTE's telephone operating subsidiaries in the United States served approximately
23.5 million access lines in 28 states as of December 31, 1998 and provided many types of communications services, ranging from local telephone service for the home and office to highly complex voice and data services for business. Subsidiaries accounting for the largest portion of total Network Services revenues are GTE California, 22%; GTE North, 21%; GTE Southwest, 13%; and GTE Florida, 11%. The largest cities served are Los Angeles, Long Beach and Santa Monica, California; Tampa and St. Petersburg, Florida; Honolulu, Hawaii; Lexington, Kentucky; Fort Wayne, Indiana; and Erie, Pennsylvania.

Local services revenues are composed mainly of fees charged to customers for providing local exchange services within designated franchise areas. GTE telephone subsidiaries also provide toll services within designated geographic areas under agreements with connecting local exchange carriers (LECs) in conformity with individual state regulatory orders. GTE and other LECs compensate each other pursuant to access charge tariffs that are subject to review and approval by state regulatory commissions.

Network access services revenues are generated by providing access services to interexchange carriers. The interstate portion of these service revenues is based on switched, common-line, and special access tariffs approved by the Federal Communications Commission (FCC). The FCC tariffs include end-user access charges to residential and business customers. State access is based on similar rate structures that are subject to approval by state regulatory commissions.

With the passage of the Telecommunications Act of 1996 (the Telecommunications
Act), enacted on February 8, 1996, the telephone subsidiaries are free to operate in the areas served and to extend service to other areas subject to conditions, restrictions and limitations of various kinds. Advances in technology and an increase in alternative provision of service are beginning to erode certain of the benefits previously derived from franchise rights granted by states or municipalities. In some cases, municipalities have the right to acquire the telephone system within the municipal limits on certain terms and conditions.

Also included in GTE's Network Services is one major unregulated affiliate: GTE Supply. GTE Supply is responsible for the procurement and management of inventory and supplies for GTE's domestic telephone companies, as well as other GTE subsidiaries. GTE Supply also sells material and logistic services to third parties.

During 1997, GTE Supply implemented its multi-year agreement with BellSouth Telecommunications under which GTE Supply manages the procurement, inventory and distribution of equipment and materials required for BellSouth Telecommunications' network construction and operations, and contract management services. Revenues associated with this contract were approximately $481 million during 1998.


                                  GTE Wireless

GTE is one of the leading providers of cellular services in the United States in terms of population in the areas served. Wireless Services is composed of GTE Wireless Products and Services (GTE Wireless) and GTE Telecommunications Services Inc (GTE TSI). Wireless Services includes 800 MHz cellular voice and data transmission services, 1.8 GHz Personal Communications Services (PCS) and cellular transaction processing and support services provided by GTE TSI. GTE Wireless provides cellular and PCS services and products to more than 4.8 million subscribers through its 800 MHz operations and PCS services.

GTE manages or controls cellular operations in 70 metropolitan markets, known as metropolitan statistical areas (MSAs), and 52 rural service areas (RSAs). GTE's ownership position in U.S. markets was obtained through the FCC lottery and settlement process as well as through purchases and exchanges of licenses with other cellular service providers. GTE's 800 MHz cellular operations serve a population of approximately 52 million POPs, approximately 18 million of which are in the top 30 U.S. markets, including San Francisco, Houston, Cleveland, San Diego, Tampa, San Jose and Indianapolis.

GTE also owns and operates the PCS licenses in the Cincinnati, Seattle and Spokane Major Trading Areas (MTAs) which cover approximately 9 million POPs. The Cincinnati and Seattle MTAs were purchased in 1995 in connection with the first of the FCC's auctions of 1.8 GHz PCS licenses. The Spokane MTA was purchased in 1996, subsequent to the FCC auction.

Cellular and PCS licenses were granted for an initial 10-year term and are renewable for successive 10-year terms. To date, GTE's cellular licenses have been renewed by the FCC without opposition.

In 1996, GTE Wireless began to deploy Code Division Multiple Access (CDMA) digital technology in its markets. As of December 31, 1998, GTE Wireless is commercially providing CDMA service in 24 markets, with nearly all cell sites in core markets providing digital service. GTE Wireless will continue to deploy CDMA over the next several years. CDMA technology allows for clearer calls, enhanced security, greater functionality and additional capacity to process more calls. GTE Wireless is currently testing CDMA technology for wireless data applications as well as offering Cellular Digital Packet Data services in focused market segments. CDMA data service allows secure digital dial-up access using a CDMA handset, without requiring additional equipment.

GTE Wireless owns and operates cellular systems through wholly-owned subsidiaries and partnerships with other entities. Wireless services are marketed to businesses and consumers, directly and through authorized agents, and to wholesalers that resell GTE's wireless services. GTE's retail wireless services are marketed and sold under the GTE brand. GTE Wireless capitalizes on expanding marketplace opportunities through segment-based marketing to increase marketing effectiveness. This value-based marketing strategy focuses on higher-value customers to increase revenues.

GTE Wireless is also committed to strengthen its position in the industry by aggressively managing operations to achieve cost efficiencies. Process improvements increased productivity, resulting in improvements to operating cash flow margins and cash costs per customer.

GTE's cellular operations have always experienced direct competition from the second cellular licensee in each market. However, the wireless services industry in the U.S. is becoming increasingly competitive as a result of the FCC's auctions of six additional PCS licenses beginning in 1995. As a result, by December 31, 1998, GTE

Wireless had five to seven competitors in major markets. Competition is principally on the basis of service quality, packaging capabilities, price and coverage area. As new entrants invest in the expansion of their networks, they will be able to provide increasingly competitive service offerings.

Added competition has enabled the wireless industry to grow faster in terms of revenue generated and size of customer base. The PCS networks have increased the overall supply of wireless capacity. This increase in supply has led to lower prices for consumers, making wireless services more affordable to the general population.

GTE TSI provides transaction processing, software applications, fraud detection tools and network support services that facilitate the "roaming" of cellular subscribers and the management of cellular markets. GTE TSI serves both large and small customers in a significant portion of the domestic wireless market. GTE TSI competes through product innovation, technology deployment, provision of flexible product solutions and quality customer service.


                               GTE Internetworking

GTE Internetworking offers a wide range of Internet and internetworking services and solutions, including dedicated, dial-up access to the Internet and a variety of value-added Internet services such as managed network security, virtual private networks, web server and applications hosting, digital certificates, systems integration services and enhanced Internet services, including IP fax and Internet call waiting. During 1998, GTE Internetworking grew its subscriber base for dial-up Internet access by over 100% to approximately 500,000 and had over 800 web hosting and security customers.

GTE Internetworking supports its service offerings with a high bandwidth network infrastructure, four network operations centers, 10 web hosting and server operations centers, and a technical support organization. It is currently participating in a major build out of a nationwide fiber-optic network, with planned completion by mid-1999. This new network infrastructure is a self-healing SONET ring network operating at bandwidths of up to OC-192 with 17,000 miles connecting over 100 metropolitan areas.

GTE Internetworking has an ongoing agreement with America Online (AOL) to build, maintain, and operate a significant portion of AOL's nationwide, high-speed, dial-in network. The contract with AOL includes substantial pass-through costs to GTE Internetworking for telecommunications circuits and other services provided by local and interexchange carriers. In 1998, GTE Internetworking's relationship with AOL continued to expand, with the total contract amount valued at over $1 billion through June 2002.

GTE Internetworking draws upon its expertise in funded research and development of advanced technologies, including wireless communications, high-speed router technology, network security, and speech processing. It is currently focused on satellite and terrestrial wireless data protocols, advanced quality of service architecture, certificate authority, and speech enhanced IP services, such as unified messaging. These capabilities are used to differentiate GTE Internetworking's position in the marketplace and are also sought after by the U.S. Government and large commercial organizations.

Principal competitors in the internetworking services and solutions market may, in general, be divided into the following five groups: (1) telecommunications companies, regional Bell operating companies, and various cable companies; (2) Internet access and enhanced services providers; (3) on-line services providers;
(4) value-added network providers and systems integrators; and (5) research and development organizations, and engineering services providers in the government market. The primary factors of competition are price, quality of service, technical expertise, quality of network backbone and infrastructure, and quality and scope of sales, marketing, and distribution channels.


                             Technology and Systems

GTE Technology and Systems is primarily composed of GTE Government Systems Corporation, a provider of communications and intelligence systems to the military and Federal government. GTE Government Systems develops, manufactures and integrates customized command, control, communications and intelligence systems for the defense and national security agencies of the U.S. Government and selected foreign governments. In addition, GTE Government Systems provides information systems, telecommunications services and electronic system operation and maintenance support services for civilian agencies of the Federal government and for commercial users, both domestically and internationally. As a major part of this business focus, GTE Government Systems provides and manages integrated system solutions tailored to customer information processing and telecommunications requirements. During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell the operations of GTE Government Systems. The Company expects to consummate the sale during 1999.

During 1998, GTE Government Systems received orders valued at $1.5 billion, a 7% increase compared with 1997. GTE Government Systems is strengthening its presence with traditional military customers while aggressively attempting to offset a declining defense market by broadening its penetration of the civilian agencies of the Federal government. GTE Government Systems is exploiting selected niches in the domestic commercial marketplace and transitioning its capabilities, products and services to non-defense applications. GTE Government Systems is addressing complex telecommunications and information processing needs in markets such as weather, aviation and public safety/law enforcement in addition to pursuing selected programs and markets in the international defense and commercial telecommunications arenas.

GTE Government Systems' principal U.S. competitors include CSC, Lockheed Martin, AT&T, TRW, Harris, EDS, Raytheon and Motorola. Major foreign competitors include Thomson-CSF, Ericsson and Siemens.

GTE's research and development work is centered principally at GTE Laboratories Incorporated. Activities in research and new product development and improvement are also conducted at the various GTE business units. Both research and product developments are focused on telecommunications operations and applications. The key areas of emphasis include: the automation of telecommunications operations, network management, intelligent network migration, broadband information transport, network architecture design and planning, wireless communications, advanced database capabilities, network quality improvements, exchange video distribution and support for industry standards development.

For the years 1998-1996, expenditures for all company-sponsored research and product development and improvement were $159 million, $122 million and $122 million, respectively. Additionally, $220 million, $162 million and $126 million, respectively, was expended for customer-sponsored research and product development and improvement during the same periods. GTE engaged over 2,000 professional scientists and engineers on such activities.


                               GTE Communications

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions that prohibited GTE from jointly marketing the products and services of its regulated local telephone subsidiaries with those of its interexchange subsidiaries. In light of this, GTE created a national sales and marketing organization called GTE Communications Corporation (GTECC) to compete in the new, highly competitive telecommunications environment. GTECC is composed of three primary operating segments: 1) General Markets, composed of long-distance services, competitive local exchange carrier
(CLEC) activities for consumer and small businesses, and Card Services; 2) Strategic Markets which services medium and large businesses; and 3) Video Services.

General Markets

GTE's CLEC is certified to offer competitive local exchange services in 24 states, and has applications pending in several others. In 1998 GTE's CLEC was operational in California, Florida, Texas, Indiana, Kentucky, Tennessee, Illinois and Washington. Service in additional states is planned to begin during 1999. The CLEC markets value-added telecommunications products and services nationwide to communications intensive residential and small business customers. These product and service offerings include local, long-distance, wireless, data, Internet-access and paging services. The CLEC has developed integrated systems to market, fulfill, service and bill these various products to customers. Competition is primarily from incumbent local exchange carriers, other CLECs, cable television companies that offer local telephone service, as well as interexchange carriers (IXCs) branching out into bundled product offerings.

GTE Long Distance (GTELD) began operations in March 1996. It operates primarily as a switchless reseller of national and international long-distance services. In 1998, GTELD began moving a small amount of traffic to its own network and in 1999 plans to migrate additional traffic. GTELD provides service in all 50 states to residential and business customers, including long-distance services, calling cards, 800/888 services and operator services to its customers. GTELD is also authorized to provide operator services to customers of other carriers in 46 states. Principal competitors include AT&T, MCI/WorldCom and Sprint, in addition to smaller, regional telecommunications providers. Additional competition is expected when the regional Bell operating companies are permitted to offer in-region long-distance services. Competition is based on price and pricing plans, types of services offered, customer services and communications quality, reliability and availability.

GTE Card Services entered the prepaid phone card market in late 1994 with the introduction of several GTE prepaid calling cards. The prepaid phone card is a telephone calling card with a preset amount of calling available that is paid for by the customer at the time of purchase. This card competes in the long-distance market by providing an alternative means of purchasing and controlling long-distance usage for both the business and residential user. GTE Card Services competes in this marketplace by leveraging GTE's brand name and utilization of GTE's exclusive marketing relationships with various licensees. In addition, GTE Card Services has marketed a combination calling card/credit card in conjunction with Associates National Bank since 1992.

Strategic Markets

The Strategic Markets segment initially operated as a provider of network monitoring services and voice and data equipment (CPE) sales to medium and large businesses. Strategic Markets continues to expand its offering to medium and large businesses and now provides customized telecommunications solutions including long-distance, Internet-access and other data products. GTECC's Strategic Markets competes as a national total service provider. The Strategic Markets segment will begin selling local services in the San Francisco area in 1999 utilizing a GTE local switch. Competitors, generally not full service providers, are incumbent local exchange carriers, IXCs, CLECs, VARs (value-added resellers), and other CPE equipment providers.

Video Services

The Telecommunications Act eliminated the telephone company programming ban and allowed GTE the flexibility to choose to enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation. GTE made its initial entry into the video market as a franchised cable TV operator. The legislation also allows GTE to deploy video networks that are more fully integrated with its telephone operations. Several regulatory proceedings are pending that will address the rules associated with such integration. In the regulatory arena, pending action by the courts and several open FCC proceedings will be closely monitored to continuously validate GTE's video entry position. Proceedings have been opened to address various issues including video and telephony joint use facility cost allocation and transaction rules, new advanced services rules, rules concerning exclusive contracts for multi-dwelling units and cable inside wiring, implementation of video close captioning requirements and digital must carry rules, revisions to existing cable/multi-point distribution service cross-ownership rules, and the establishment of rules for local, multi-point distribution services.

At the end of 1998, GTE had been granted nine video franchises in the Pinellas County, Florida market and five video franchises in the Ventura County, California market. Video services offerings have also been launched utilizing digital wireless technology (MMDS) in Oahu, Hawaii and direct broadcast satellite technology.


                                   Directories

GTE Directories Corporation is a leader in linking buyers and sellers through a spectrum of multi-media advertising ranging from the traditional Yellow Pages advertising, to interactive Web-based services to cable TV advertising. GTE Directories, with over 60 years experience, is one of the world's largest directory publishing companies, providing sales, publishing and other related services for nearly 1,600 directory titles in 47 states and 14 other countries, with a total circulation of approximately 60 million copies.

In the U.S., GTE Directories is a significant competitor in the $11.5 billion Yellow Pages industry, along with six major and numerous smaller directory publishers. The deregulation of the telecommunications industry in the U.S. has contributed to the growth in competition in the directory industry, making it easier for smaller publishers to produce complete and accurate directories.

Internationally, GTE Directories has operations in Europe, Asia and Latin America. In 1997, GTE Directories joined with Swedish telecom group Telia AB to acquire Polska, Poland's largest directory publisher. Additionally, GTE Directories acquired a majority interest in Herold Business Data, Austria's leading directory publisher, and partnered with the Austrian national telephone company to produce directories for the country. These two acquisitions complemented GTE Directories' other European operations. Also in 1997, GTE Directories assumed management responsibility for the directory publishing unit of CODETEL, the national telephone company in the Dominican Republic and a wholly-owned subsidiary of GTE, adding to its existing Latin American operations in Belize and Costa Rica.

GTE New Media Services, an operating affiliate of GTE Directories, develops and markets Internet-based interactive directory and shopping services for advertisers and consumers. In 1996, it introduced GTE SuperPages(R) service, an Internet-based Yellow Pages and web-site directory that contains over 11 million businesses nationwide and a search capability that locates over 1.5 million business web sites on the Internet. SuperPages(R) has been widely recognized as a premier service of its kind.

GTE Directories is distinguishing itself from the competition by offering the advertiser unique "bundles" of media. To date, GTE Directories has been successful in developing Yellow Pages and Internet advertising packages for its advertisers. Additionally, the expansion in both electronic media and cable television positions GTE Directories as the best source for multiple shopping tools that link buyers and sellers. Finally, GTE Directories is joining forces with other affiliates to offer a complete package of telecommunications goods and services in the marketplace.

For segment reporting purposes, the financial results of directory companies operating outside of the U.S. have been included in International Operations. The financial results of the domestic directory activities have been included in both Network Services and Other National based on the revenue sharing arrangements that have been established by GTE Directories and Network Services.


                                   GTE Airfone

GTE Airfone Incorporated operates a telecommunications service for passengers on board aircraft under a license granted by the FCC in 1991. Five other licenses have been granted by the FCC for air-to-ground service, and two companies, In-Flight Phone Corporation and Claircom, initiated service. During 1995, MCI purchased part ownership in In-Flight, while Claircom merged with AT&T to become known as AT&T Wireless. In January 1997, In-Flight Phone Corp. filed for bankruptcy under Chapter 11. Recently, AT&T Wireless announced the sale of their business to Iridium effective October, 1999. On April 2, 1998, GTE announced its plan to sell GTE Airfone. Currently, discussions are being conducted with several parties with an interest in the air-to-ground communications industry. GTE expects to complete the sale of GTE Airfone during 1999.

During 1998, GTE Airfone continued deployment of its new advance digital GenStar System to its contracted airlines. Currently, GTE Airfone has agreements with United, Continental, Delta, Delta Shuttle, TWA, US Airways, Reno Air, Midwest Express, US Airways Shuttle, Air Wisconsin, Mexicana and Aeromexico. As of December 31, 1998, 2,214 commercial aircraft have been installed with the GenStar System in the United States, Canada and Mexico.

GTE Airfone also offers airborne telecommunications equipment and installations to airlines in Europe and Asia. In Europe, GTE Airfone's customers include: Air France/Air Inter Europe, Alitalia, British Airways and Turkish Airlines. In Asia, GTE Airfone's customers include: Cathay Pacific, China Southern and Thai Airways.

GTE Airfone and Raytheon Systems (formerly Hughes Defense Communications), pursuant to a joint venture alliance, have continued marketing the MagnaStar digital product for the corporate general aviation market. The MagnaStar System includes a digital radio, designed by Magnavox, which links exclusively to the GTE Airfone all-digital GenStar System. As of December 31, 1998, approximately 1,200 Magnastar units have been sold and installed.

GTE Airfone will continue to compete for digital service contracts and initiate marketing programs designed to promote system usage based on enhanced quality, reliability, new feature offerings and the flexibility for future capabilities. Current features include data and fax service, conference calling, ground-to-air calling, seat-to-seat calling, and a variety of information services. Additionally, the data transport speed from a user laptop computer was increased to 9.6 Kbps, the fastest in the air-to-ground industry. A lighted menu on the handset screen also makes it easy and efficient for passengers to use these enhanced features.


                                  INTERNATIONAL
                                  -------------

GTE, through its International Operations, provides telecommunications services in Canada, Venezuela, Argentina, and the Dominican Republic, and offers paging services in twenty major metropolitan areas in China. As of December 31, 1998, GTE's international operations served approximately 6.1 million access lines and provided wireless and paging services to over 3.0 million customers.

As of year-end 1998, GTE had voting control of BC TELECOM, Inc. (BC TELECOM) through its ownership of common stock of Anglo-Canadian Telephone Company. At December 31, 1998, BC TELECOM served approximately 2.5 million access lines in the province of British Columbia, Canada and provided cellular services to approximately 479,000 subscribers. Beginning in 1994 with the introduction of equal access for long-distance services, BC TELECOM has been impacted by the effects of competition in its markets. During 1997, a series of regulatory rulings were announced which opened the telecommunications industry in British Columbia to full competition in 1998. The regulatory reforms establish a framework, including the implementation of a price cap regime, under which new competitors can immediately enter the market. BC TELECOM is aggressively addressing competition in the long-distance market through the implementation of various customer retention and winback initiatives.

On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company, BCT.TELUS Communications Inc. (BCT.TELUS). GTE owns approximately 26.7% of BCT.TELUS which is the second largest domestic Canadian telecommunications provider with the financial capacity and other capabilities to enable it to compete in all the major Canadian markets as a provider of communications services. BCT.TELUS will initially operate in the Canadian provinces of British Columbia and Alberta.

Also, through its ownership of common stock of Anglo-Canadian Telephone Company, GTE has voting control of Quebec Telephone (Quebec Tel). At December 31, 1998, Quebec Tel served approximately 298,000 access lines in the province of Quebec, Canada and provided cellular services to approximately 29,000 customers.

In addition, GTE, through GTE Holdings (Canada) Limited, a Canadian holding company, owns 100% of the common stock of Compania Dominicana de Telefonos, C. por A. (CODETEL), a telephone company providing local, wireless and national and international long-distance telephone service in the Dominican Republic. This company served approximately 676,000 access lines and 100,000 cellular customers at December 31, 1998. CODETEL has experienced competition in its international toll and local and national markets. However, the entrance of competitors is being addressed through enhancements and expansion of the network, the implementation of bundled service offerings and aggressive pricing solutions.

GTE owns, directly and indirectly through a multinational consortium, a 26.4% ownership interest in Compania Anonima Nacional Telefonos de Venezuela (CANTV), the telephone company in Venezuela. Under a concession granted by law, CANTV is a full service telecommunications provider offering local, wireless and domestic and international long-distance service throughout Venezuela on an exclusive basis until October 2000, except in limited circumstances. Beginning in October 2000, however, CANTV will be subject to direct competition for these services. CANTV also offers paging services, public telephones, private networks, data transmission, directory services and other value added services. CANTV had approximately 2.6 million access lines in service at December 31, 1998 and served approximately 648,000 cellular subscribers.

Due to the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by its ability to increase tariffs. CANTV operates under a Concession Agreement with the Venezuelan government that provides, among other things, for quarterly tariff increases based on the previous rates of inflation in Venezuela. The ability to obtain timely tariff increases will depend largely on the position of the newly elected president. The poor economic environment, influenced by the falling oil price, has also negatively impacted CANTV's ability to collect its receivables on a timely basis. Management is actively addressing this issue.

In 1998, the Venezuelan currency devalued 12%. However, due to the mix of local currency and U.S. dollar denominated assets and liabilities, the devaluation did not have a significant impact on GTE's results.

In 1994, a GTE-led consortium, Compania de Telefonos del Interior (CTI), was awarded two cellular licenses by the National Telecommunications Commission of Argentina. The concession allows CTI to provide cellular services in the north and south interior regions of Argentina--areas with a total population of 22 million. Competition began in CTI's markets in April 1996 as the cellular subsidiaries of the local exchange telephone companies entered the market. GTE holds a ten-year contract to manage CTI's network on behalf of the consortium. During 1998, GTE's ownership percentage in CTI increased from 25.5% to 47.6% as a result of acquiring one of its partner's ownership position and converting certain debt to equity. On January 4, 1999, the GTE ownership interest increased to approximately 58% as a result of additional debt conversions. During 1998, CTI nearly doubled its customer base and as of December 31, 1998, CTI served over 591,000 cellular customers.

GTE also has offices in Beijing, China and Sao Paulo, Brazil. These operations are chartered with pursuing business development opportunities within the telecommunications market of each respective country. The first opportunity, announced in December 1995, was the establishment of a joint venture between GTE China and Guangzhou Guangtong Resources Co. to construct and operate a wireless paging system that currently serves 20 metropolitan areas, including Beijing. At the end of 1998, approximately 274,000 paging customers were served by this network.

In Japan, GTE holds a minority interest in nine cellular partnerships created by Nissan Motor Corp. LTD and Japan Telecom Co. LTD to provide 1.5 GHz digital-cellular services throughout Japan. In addition, GTE participates, as a minority owner, in a cellular partnership composed of a consortium of Japanese companies that provides 1.9 GHz digital-cellular service.

In 1997, the government of Taiwan awarded a nationwide license for digital cellular communications services to a consortium, Pacific Cellular Corporation, in which GTE has an 11.5% interest. During 1997, GTE assisted in the design, build-out and operation of the system, and service was launched in January 1998. By year-end 1998, Pacific Cellular Corporation had approximately 900,000 wireless subscribers.


REGULATORY AND COMPETITIVE TRENDS

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act. Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

In 1998, GTE continued to meet the wholesale requirements of new competitors. GTE signed more than 750 interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, that had previously been reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent local exchange carriers (LECs) to provide unbundled network elements to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of unbundled network elements, GTE will continue to provide individual unbundled network elements under existing interconnection agreements.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access, wireless and video services both within and outside its traditional operating areas. GTE now provides long-distance and dial-up Internet-access services to approximately 2.7 million and 500,000 customers, respectively.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per-minute charges paid by long-distance carriers and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage-sensitive access charges paid by long-distance carriers were intended to be offset by new per-line charges and additional charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order. In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for nonrural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end-user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills in March 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999 the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule, existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and commission orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

International

The global communications industry is in the midst of a major transformation away from serving the regulatory-driven needs of the telecommunications market. This new marketplace will be characterized by demand for both expanded basic communications services in developing markets and a wide range of new services for the delivery of data, voice, multimedia, and information services to a variety of different customers. In addition, the FCC's new foreign participation rules, adopted to implement the United States' World Trade Organization commitments, significantly liberalized the policies for international telecommunications and satellite services. Since adopting the new rules in November 1997, the FCC has granted over 700 applications to foreign and domestic applicants to provide international service in the United States.

Throughout Latin America, telecommunications providers will be faced with a series of challenges, new opportunities, and deregulation in 1999. In Venezuela, a new president was recently elected seeking a fundamental restructuring of the Venezuelan state, including the National Assembly. In addition, recent actions by CONATEL (Venezuela's telecommunications regulatory body) included approval of draft Interconnection Regulations, the implementation of expanded local calling areas, and the development of a new telephone numbering plan.

Deliberations between CANTV (an affiliate of GTE) and CONATEL on the opening of competitive telecommunications in Venezuela will begin in 1999.

In Argentina, hearings have begun to discuss the new licensing plans and regulatory framework, which will promote a more competitive Argentine telecommunications market. The decisions resulting from these hearings will influence the rules of the marketplace in which GTE's cellular subsidiary, CTI, and three other full-service providers will compete by November 1999. In the Dominican Republic, a new Telecommunications Law was enacted, which, when implemented, will help eliminate subsidies from local service and create a new regulatory body composed of members from both the public and private sectors. CODETEL, a wholly-owned subsidiary of GTE, operates in the Dominican Republic.

GTE's position is growing in Asia, where the Company provides PCS service in Taiwan and paging service in China. From this base in Asia, GTE will continue to share in the region's growth.

In Canada, GTE already provides a wide range of telecommunications services through its BC TELECOM Inc. (BC TELECOM) and Quebec Telephone (Quebec Tel) operations. On January 31, 1999, BC TELECOM, a majority-owned investment of GTE, and TELUS Corporation (TELUS) merged in order to better leverage the synergies between the two companies, as well as take advantage of the opening of competition throughout the Canadian telecommunications market. (See "1999 Developments" in Item 7 for further information on this merger.) Quebec Tel will also be subject to the continued pro-competitive changes in regulation.

As can be seen in these activities around the globe, GTE continues its development of new telecommunications business opportunities throughout the world in order to secure a strategic position for the dynamic future ahead.

PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

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

GTE's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. These costs include GTE's share of cleanup and other expenses at remediation sites and outlays required to keep existing operations in compliance with increasingly stringent environmental regulations.

Item 2.  Properties

PROPERTIES OF GTE COMPANIES

GTE Corporation owns no plant, real property, franchises, or concessions except indirectly through its subsidiaries. The properties of GTE's subsidiaries consist principally of land, structures and equipment required to provide various wireline and wireless telecommunications services. Substantially all of the properties of the U.S. telephone subsidiaries are subject to the liens of their respective mortgages securing funded debt.

From January 1, 1994 to December 31, 1998, GTE had capital expenditures of $23.0 billion for new plant and facilities required to meet the telecommunications services needs of its expanding customer base, to provide new and enhanced services and to modernize plant and facilities. These additions were equal to 39% of gross plant of $59.7 billion at December 31, 1998.

At year-end 1998, GTE's local exchange network included access lines in the United States of approximately 23.5 million. In addition, at December 31, 1998, local exchange networks operated by GTE's subsidiaries and affiliates in Canada, the Dominican Republic and Venezuela served an additional 6.1 million access lines. At December 31, 1998, all of GTE's U.S. access lines were connected to digital switches. At December 31, 1998, GTE's wireless network composed approximately 7% of GTE's total gross plant. This network provides service to
4.8 million U.S. customers, and has the potential of serving 61.4 million domestic customers. In addition, during 1997 and 1998, GTE invested approximately $900 million to build a 17,000 mile nationwide fiber-optic network to provide high-speed data transmission services. Additional investments in undersea cable expanded the reach of the nationwide network into Europe, Asia and Latin America. At year-end 1998, GTE had 19 laboratory locations in the U.S. All of these properties are generally in good operating condition and adequate to satisfy the needs of the businesses.


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

At January 31, 1999, there were approximately 453,000 common shareholders of record.

QUARTERLY FINANCIAL DATA (UNAUDITED)
GTE CORPORATION AND SUBSIDIARIES

                                        1st Qtr (a)  2nd Qtr   3rd Qtr     4th Qtr
                                        ----------- --------   --------    --------
                                       (Dollars in Millions, Except Per-Share Amounts)
1998
Revenues and sales                      $  5,885    $  6,277   $  6,480    $  6,831
Operating income                             592       1,432      1,650       1,662
Net income (loss)                           (178)        673        822         855

Earnings (loss) per common share:
    Basic                               $   (.18)   $    .70   $    .85    $    .89
    Diluted                             $   (.18)   $    .69   $    .85    $    .88

Dividends declared                      $    .47    $    .47   $    .47    $    .47

Stock market price:
    High                                $  60.50    $  64.38   $  58.69    $  71.81
    Low                                    47.94       55.25      46.75       53.94
    Close                                  59.88       55.63      55.00       65.00

(a) In the first quarter of 1998, the Company recorded pretax special charges of $755 million ($482 million after-tax), and after-tax extraordinary charges of $320 million (see Notes 3 and 4 to the Consolidated Financial Statements).

                                         1st Qtr   2nd Qtr     3rd Qtr     4th Qtr
                                        --------   --------    --------    --------
                                       (Dollars in Millions, Except Per-Share Amounts)
1997
Revenues and sales                      $  5,281   $  5,692    $  5,940    $  6,347
Operating income                           1,346      1,406       1,487       1,372
Net income                                   665        671         756         702

Earnings per common share:
    Basic                               $    .69   $    .70    $    .79    $    .73
    Diluted                             $    .69   $    .70    $    .79    $    .73

Dividends declared                      $    .47   $    .47    $    .47    $    .47

Stock market price:
    High                                $  49.38   $  47.50    $  48.38    $  52.25
    Low                                    43.13      41.13       42.88       40.50
    Close                                  46.63      43.88       45.38       52.25

CORPORATE INFORMATION

CORPORATE HEADQUARTERS

         GTE Corporation
         1255 Corporate Drive
         Irving, TX 75038
         972/507-5000

INFORMATION VIA THE INTERNET

World Wide Web users can access information about GTE at:  http://www.gte.com

SHAREHOLDER SYSTEMATIC INVESTMENT PLAN

Under this plan, GTE shareholders may reinvest their dividends or make optional payments toward the purchase of additional shares of common stock. Shareholders wishing information about this plan should contact BankBoston, N.A. at 800/225-5160.

DIVIDEND DIRECT DEPOSIT SERVICE

GTE offers its registered shareholders the option of having dividends deposited directly into their checking or savings accounts at any financial institution participating in the Automated Clearing House (ACH) system. This service is provided at no charge. To sign up for this service, shareholders should contact BankBoston, N.A. at 800/225-5160.

DIVIDENDS AND EARNINGS

GTE has generally paid its dividends on the first day of January, April, July and October. Earnings have generally been announced the third week of January, April, July and October. Shareholders may call 800/225-5160 at BankBoston, N.A. to hear quarterly financial highlights.

SHAREHOLDER SERVICES

BankBoston, N.A., Transfer Agent and Registrar for GTE's common stock, should be contacted with any questions relating to shareholder accounts. This includes:


o  Account Information      o  Dividends           o  Market Prices    o  Transfer Instructions

o  Statements and Reports   o  Change of Address   o  Lost Certificates


Shareholders may call toll free at 800/225-5160 any time, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 781/575-2990.

Or write to:
         BankBoston, N.A.
         c/o EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02266-8031

Shareholders with e-mail addresses can send inquiries to http://www.equiserve.
com

For overnight delivery services, use the following address:

         BankBoston, N.A.
         c/o EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates:

         Securities Transfers and Reporting Services
         100 William St., Galleria
         New York, NY 10038

INVESTOR RELATIONS

Security analysts, institutional investors and other members of the financial community requesting information about GTE should contact:

         Investor Relations Department
         GTE Corporation
         1255 Corporate Drive
         Irving, TX 75038
         972/507-2789
         International Telex:  4750071
         Fax:  972/507-2520
         http://www.gte.com

STOCK EXCHANGE LISTINGS

GTE Corporation (symbol: GTE) is listed on the New York Stock Exchange, the Chicago, Pacific and other regional stock exchanges in the United States and on stock exchanges in Amsterdam, Basel, Geneva, Lausanne, London, Paris, Zurich and Tokyo.

AUDITORS

         Arthur Andersen LLP
         901 Main Street
         Dallas, TX 75202

REQUESTS FOR ANNUAL REPORTS

Shareholders may obtain an additional printed copy of this annual Form 10-K or a copy of the annual report by calling 800/225-5160.

An audiocassette version of the 1998 annual report is available to visually impaired shareholders by contacting:

         Public Affairs and Communications
         GTE Corporation
         1255 Corporate Drive
         Irving, TX 75038
         972/507-5369

OTHER SECURITIES

Questions regarding the bonds, debentures and preferred securities of GTE or its subsidiaries should be directed to:

         Treasury Department
         Capital Markets
         GTE Corporation
         1255 Corporate Drive
         Irving, TX 75038
         972/507-5038

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 800/828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE

GTE strives to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the Corporate Secretary's office.

Item 6.  Selected Financial Data

GTE Corporation and Subsidiaries



                                             1998            1997            1996           1995          1994
-------------------------------------------------------------------------------------------------------------------
                                                  (Dollars in Millions, Except Per-Share Amounts)
RESULTS OF OPERATIONS

Revenues and sales                         $ 25,473       $ 23,260        $ 21,339        $ 19,957      $ 19,528
-------------------------------------------------------------------------------------------------------------------
Cost of services and sales                   10,741          9,203           8,071           7,537         7,677
Selling, general and administrative           4,821          4,560           4,010           3,689         3,667
Depreciation and amortization                 3,820          3,886           3,770           3,675         3,432
Special charges                                 755             --              --              --            --
-------------------------------------------------------------------------------------------------------------------
Operating income                              5,336          5,611           5,488           5,056         4,752
-------------------------------------------------------------------------------------------------------------------
Net income (loss)
  Income before extraordinary charges         2,492(a)       2,794(a)        2,798(b)        2,538(b)      2,441(b)
  Consolidated                                2,172(c)       2,794           2,798          (2,144)(d)     2,441
Basic earnings (loss) per common share
  Income before extraordinary charges          2.59(a)        2.92(a)         2.89(b)         2.62 (b)      2.55(b)
  Consolidated                                 2.26(c)        2.92            2.89           (2.21)(d)      2.55
Diluted earnings (loss) per common share
  Income before extraordinary charges          2.57(a)        2.90(a)         2.88(b)         2.61 (b)      2.54(b)
  Consolidated                                 2.24(c)        2.90            2.88           (2.20)(d)      2.54
Common dividends declared per share            1.88           1.88            1.88            1.88          1.88
Book value per share                           9.06           8.39            7.62            7.05(d)      10.85
Average common shares outstanding
(in millions)
  Basic                                         963            958             969             970           958
  Diluted                                       968            962             972             973           961

ASSETS AND CAPITAL
Consolidated assets                          43,615         42,142          38,422          37,019(d)     42,500
Long-term debt                               15,418         14,494          13,210          12,744        12,163
Shareholders' equity                          8,766          8,038           7,336           6,871(d)     10,483
Net cash from operations                      5,890          6,164           5,899           5,033         4,740
Capital expenditures                          5,609          5,128           4,088           4,034         4,192

CONSOLIDATED RATIOS AND
OTHER INFORMATION
Return on common equity                        27.3%          37.6%           40.2%          (20.3)%(d)     24.8%
Return on investment                           10.9%          14.5%           15.6%           (4.2)%(d)     13.1%
Average common equity                         7,962          7,433           6,960          10,539         9,838
Equity ratio                                   35.4%          36.5%           38.1%           37.9%(d)      46.2%
Average investment                           28,662         26,857          24,395          27,150        25,647
Research and development                        159            122             122             137           139
Employees (in thousands)
  Total                                         120            114             102             106           111
  United States                                  98             94              83              85            89
Access minutes of use (in millions)          87,943         79,086          70,452          64,193        59,247
Access lines (in thousands)
  Total                                      29,594         27,670          25,766          24,050        22,739
  United States                              23,473         21,539          20,007          18,512        17,427
Wireless subscribers (in thousands)
  Total                                       7,567          5,701           4,445           3,547         2,660
  United States                               4,817          4,487           3,749           3,011         2,339
Adjusted "POPs" (in millions) (e)
  Total                                        84.8           78.9            78.3            76.7          68.0
  United States                                61.4           61.3            61.9            61.7          53.0
-------------------------------------------------------------------------------------------------------------------

Notes to Selected Financial Data appear on the following page.

(a) 1998 includes after-tax special charges of $482 million, or $.50 per share, as well as after-tax losses associated with data initiatives of $407 million, or $.42 per share, in 1998 and $242 million, or $.26 per diluted share ($.25 per basic share), in 1997.

(b) 1996, 1995 and 1994 include after-tax gains of $8 million, or $.01 per share; $11 million, or $.01 per share; and $162 million, or $.17 per share, respectively, on sales of nonstrategic domestic telephone properties.

(c) In addition to the items discussed in (a), 1998 includes after-tax extraordinary charges of $320 million, or $.33 per share resulting from the discontinued use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), by GTE's Canadian operations, and the early retirement of long-term debt and preferred stock.

(d) During 1995, GTE's domestic telephone operating companies discontinued the use of SFAS No. 71 resulting in a noncash, after-tax extraordinary charge of $4.6 billion or $4.77 per diluted share ($4.79 per basic share). In addition, GTE redeemed long-term debt and preferred stock resulting in an after-tax extraordinary charge of $41 million or $.04 per share.

(e) Represents population available to be served times GTE's percentage interest in wireless markets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RETURN TO SHAREHOLDERS

The primary objective of GTE Corporation ("GTE" or "the Company") is to maximize shareholders' long-term total return, consisting of share-price appreciation and dividends. Total return to GTE shareholders in 1998 was 29% compared with 20% in 1997. Average total return over the past three years was 19%. These measures include share-price appreciation during the period and assume that actual dividends paid were reinvested in GTE stock at the market price at the time of payment.

CONSOLIDATED OPERATIONS


Revenues and Sales
                                                            Years Ended December 31,
                                 --------------------------------------------------------------------------
(Dollars in Millions)               1998           %          1997           %          1996          %
                                 ----------    ---------    ---------    ---------    --------    ---------
Network Services                  $ 15,248           60     $ 14,524           62     $ 13,555          64
Wireless Products and Services       3,070           12        2,922           13        2,634          12
Data Products and Services             784            3          279            1         --          --
Other National Operations            3,137           12        2,647           12        2,412          11
                                  --------     --------     --------     --------     --------    --------
   Total National Operations        22,239           87       20,372           88       18,601          87
International Operations             3,334           13        2,902           12        2,711          13
Corporate and other, including        (100)        --            (14)        --             27        --
eliminations
                                  --------     --------     --------     --------     --------    --------

   Total revenues                 $ 25,473          100     $ 23,260          100     $ 21,339         100
                                  ========     ========     ========     ========     ========    ========


Consolidated revenues in 1998 grew 9.5% as compared with 1997. This growth was primarily driven by growth in domestic access lines and minutes of use, as well as demand for long-distance service offerings.

Consolidated net income in 1998 was $2.2 billion, or $2.24 per diluted share. This represents a decrease of $.66 per diluted share compared with consolidated net income in 1997 of $2.8 billion, or $2.90 per diluted share. Net income for 1998 includes the effects of after-tax special charges of $482 million, or $.50 per diluted share, and extraordinary charges of $320 million, or $.33 per diluted share. Consolidated net income for 1998 and 1997 also includes $407 million, or $.42 per diluted share, and $242 million, or $.26 per diluted share, respectively, of start-up losses related to GTE's Data Products and Services unit that was formed in mid-1997. While the continued investment in the high-growth data sector of the telecommunications industry is essential to achieving GTE's growth objectives, over the past two years, these start-up losses have offset the strong performance of GTE's traditional core operations. Losses are expected to decline during 1999 as the Data Products and Services unit moves out of its start-up phase.


The 1998 special charges related to the continuation of GTE's strategic initiatives as discussed below. The 1998 extraordinary charges related to the discontinuance of regulatory accounting principles at the Company's Canadian telephone operations and the redemption of high-coupon debt and preferred stock prior to their stated maturity.

STRATEGIC INITIATIVES

GTE's domestic strategy is to profitably offer a complete bundle of high-growth telecommunications services nationwide. Consistent with this strategy, as permitted by the Telecommunications Act of 1996 (the Telecommunications Act), GTE launched nationwide long-distance telephone service in early 1996. To accelerate its strategic transformation, in 1997, GTE created a national sales and marketing organization to market its products and services both inside and outside of its traditional franchise areas and made significant investments in enhanced data and leading-edge, Internet-based products and services. These investments included the purchase of a nationwide fiber-optic network and the acquisition of BBN Corporation, a leading provider of Internet-based services. Consistent with GTE's decision to focus its resources on higher-growth segments of the industry, in late 1997, GTE began a comprehensive review of its core operations to identify business activities that were no longer strategic or were inconsistent with its growth objectives. As a result of the completion of the initial phase of this review during the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded a pretax charge of $755 million, $482 million after-tax, or $.50 per diluted share, for the year.

Net Assets Held for Sale

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems Corporation, a supplier of government and defense communications systems; GTE Airfone Incorporated, a provider of aircraft-passenger telecommunications; and approximately 1.6 million domestic access lines located in 13 states. In aggregate, these transactions are expected to generate for the Company after-tax cash proceeds in excess of $3 billion. The sale of GTE Government Systems and GTE Airfone are expected to close in 1999 and, accordingly, their net assets have been reclassified to "Net assets held for sale" in the consolidated balance sheets. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $1.6 billion, continues to be reported in "Property, plant and equipment, net" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. This lowered depreciation expense by approximately $100 million for the year.

During 1998-1996, GTE Government Systems and GTE Airfone generated combined revenues of approximately $1.6 billion, $1.4 billion and $1.3 billion, respectively, and operating income of approximately $160 million, $80 million and $50 million, respectively. Due to the centralized manner in which GTE's local telephone companies are managed and since the access lines to be sold represent portions of states rather than entire operating companies, revenues and operating income applicable to the access lines to be sold are not readily determinable. The 1.6 million access lines represent approximately 7% of the average domestic lines that GTE Network Services had in service during 1998.

Special Charges - asset impairments and exit costs

Based on the decision to sell, the Company recorded a pretax charge of $200 million to reduce the carrying value of GTE Airfone's assets to estimated net sales proceeds. No charge was recorded for GTE Government Systems or the access lines to be sold because their estimated fair values were in excess of their carrying values.

During the first quarter of 1998, the Company also committed to a plan to exit a number of other nonstrategic business activities. As a result, the Company recorded a pretax charge of $156 million to reduce the carrying value of affected assets to expected net salvage value and to recognize costs resulting from the exit plan. The major components of the charge include:

o the write-off of network equipment and supplies for discontinued wireless products and services ($81 million);

o the shutdown of business units developing interactive video products and services and excess printing facilities ($42 million); and

o   the write-off of impaired assets in Latin America ($33 million).

GTE expects that the assets affected by these actions will be sold or discarded within a year of the decision to exit the activities to which they relate.

After completing the review of its operations, the Company also decided to scale back the deployment of the hybrid fiber coax (HFC) video networks that it had built over the past three years in certain test markets. Although the Company is obligated to, and will continue to, use the existing HFC networks to provide video services in these markets, technological innovations have created alternative ways for the Company to deliver video and high-speed data services in the future at a significantly lower overall cost. Due to the significant change in the scale of the HFC networks and the effect on future revenues and expenses, the Company recorded a pretax charge for impairment of approximately $161 million based on estimated future cash flows. At December 31, 1998, these networks, which have generated operating losses of approximately $86 million, had a net book value of approximately $250 million.

Special Charges - employee related and other actions

During the first quarter of 1998, the Company also decided to consolidate facilities and centralize or eliminate a variety of employee functions and, as a result, recorded a $107 million pretax charge. During the second half of the year, the Company closed several administrative facilities, including its corporate headquarters in Connecticut and approximately 140 domestic retail stores and other locations operated by its National Operations. The cost of these actions is composed primarily of employee severance, outplacement and benefit continuation costs for approximately 1,700 employees and other costs to exit locations no longer used by the Company. At December 31, 1998, 1,587 employees had been separated. The Company anticipates that an additional 2,500-3,500 employee separations and related actions will occur during the first quarter of 1999 and that additional charges of approximately $100-$150 million after-tax will be necessary as the plans are finalized.

The Company also recorded a pretax charge of approximately $131 million related to nonrecurring federal and state regulatory rulings affecting its Network Services unit. Approximately two thirds of this charge relates to nonrecurring access rate refunds applied by the FCC retroactively in 1997, which the Company has contested in the courts. In addition, the charge also included the write-off of mandated costs, including generic software, and other costs incurred by the Company for which revenue recovery was not allowable under the regulatory process.

Special Charges - by category and business unit

The following summarizes the special charges by major category and by business unit affected:


                                            Initial Charge    Cash Payments    Remaining Liability
                                            --------------    -------------    -------------------
                                                           (Dollars in Millions)
Major Category:
  Asset impairments                             $   483          $    --           $    --
  Exit costs                                         34               10                24
  Employee related and other actions
    Severance                                        77               33                44
    Other                                            30               22                 8
  Other actions                                     131               94                37
                                                -------          -------           -------
    Total                                       $   755          $   159           $   113
                                                =======          =======           =======
Business Unit:
  National Operations
    Network Services                            $   171          $   124           $    38
    Wireless Products and Services                   91                9                25
    Other National Operations                       397                7                --
  International Operations                           38               --                11
  Corporate and other                                58               19                39
                                                -------          -------           -------
    Total                                       $   755          $   159           $   113
                                                =======          =======           =======

The $58 million included in "Corporate and other" relates to severance and related costs associated with the closing of several administrative facilities, including the Company's corporate headquarters and worldwide training facility in Connecticut.

There have been no adjustments to the liability as originally recorded.

RESULTS OF OPERATIONS

The following discussion covers the separate results of GTE's National and International Operations and makes reference to a new segment reporting concept adopted in 1998. As discussed more fully in Note 15 to the consolidated financial statements, GTE has four reportable segments. Three reportable segments are within GTE's National Operations and the fourth reportable segment is GTE's International Operations.

NATIONAL OPERATIONS

The results of GTE's National Operations include the results of the Network Services, Wireless Products and Services, and Data Products and Services reportable segments, as well as the results of smaller business units, including GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone.


NETWORK SERVICES

Network Services provides wireline communication services within its operating areas, including local telephone service, toll calls within franchised areas and access services that enable long-distance carriers to complete calls to or from locations outside of GTE's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, operator-assistance and inventory management services to other telecommunications companies.

Revenues and Sales

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                           (Dollars in Millions)
Local services                                              $        5,814     $        5,530    $        5,130
Network access services                                              5,316              4,896             4,589
Toll services                                                          859              1,251             1,525
Directory services and other                                         3,259              2,847             2,311
                                                            --------------     --------------    --------------
    Total revenues                                                  15,248             14,524            13,555
       Intersegment revenues                                          (305)              (220)              (92)
                                                            --------------     --------------    --------------
    Total external revenues                                 $       14,943     $       14,304    $       13,463
                                                            ==============     ==============    ==============

Local services

Local service revenues are earned from providing local telephone service and from value-added services. Value-added services include products such as Caller ID and Call Waiting.

Higher usage of our network was the primary reason for the increase in local service revenues in 1998 and 1997. This growth was generated by an increase in switched access lines in service of 4.6% in 1998 and 5.5% in 1997. Access line growth reflects higher demand by Internet Service Providers (ISPs), and additional residential lines, including second lines. Revenue growth in 1998 and 1997 was also boosted by increased revenues from value-added services. These services contributed revenue growth of $91 million in 1998 and $127 million in 1997.

Network access services

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local network to provide long-distance services to their customers. Cellular providers and other local telephone companies also pay access charges for cellular and toll calls transported or terminated by the Company. Special access revenues arise from access charges paid by carriers and end-users with private networks who access the Company's local network.

Network access service revenues increased $258 million and $227 million in 1998 and 1997, respectively, due to higher customer demand as reflected by growth in access minutes of use of 11.2% in 1998 and 12.3% in 1997. Growth in access revenues in 1998 and 1997 also reflects higher network usage by alternative providers of intraLATA toll services. Special access revenues, driven by growing demand for increased bandwidth by high-capacity users, increased $151 million and $141 million in 1998 and 1997, respectively. In addition, 1998 revenue reflects $98 million from CyberPop(SM), a service which creates a point of presence for ISPs that operate in or near GTE's markets. Revenue growth was negatively impacted in both years by price reductions mandated by federal and state regulation. The impact of price cap filings reduced interstate access rates $140 million and $60 million in 1998 and 1997, respectively (see "Regulatory and Competitive Trends--Price Cap" for additional information). In 1997, the Federal Communications Commission (FCC) also ordered significant changes that altered the structure of access charges collected by the Company. As a result of the order, usage-sensitive access charges paid by long-distance carriers were reduced by $338 million in 1998. This reduction was partially offset by $298 million of new per-line charges to long-distance carriers and increased charges paid by the end-user customer (see "Regulatory and Competitive Trends--Interstate Access Revision" for additional information). Intrastate access charges were also reduced by $102 million in 1998 and $62 million in 1997 as a result of state regulatory proceedings.

Toll services

Toll services revenue is earned primarily from calls made outside a customer's local calling area but within the same LATA (intraLATA). LATAs are geographic areas that were defined by the FCC in the 1980s.

Toll revenues decreased in 1998 and 1997 due to lower toll volumes resulting from competition. By August 1997, all of GTE's operating areas were open to toll competition. Prior to full competition, intraLATA toll calls were completed by the Company, unless the customer dialed a code to access a different carrier. The ability to preselect a competing carrier changed this and enabled customers to complete toll calls using another carrier without having to dial an access code. Revenue reductions from intraLATA toll competition were partially offset by increased network access revenues for usage of our network by alternative providers of intraLATA toll services.

Toll revenues also declined in both years because of company-initiated and regulatory-mandated rate reductions. The Company continues to implement price reductions on certain long-distance services as part of its response to competition. Partially offsetting the toll erosion in Network Services was $280 million of higher revenues related to GTE's long-distance service (see "Other National Operations" for additional information).

Directory services and other

Directory services revenues result primarily from publication rights received from GTE Directories Corporation (included in the discussion of "Other National Operations") for sales of Yellow Pages advertising to customers in Network Services' operating areas. Directory services revenues remained relatively constant in both 1998 and 1997.

Other revenues include nonregulated sales and services such as inventory management and purchasing services, telephone equipment sales, public telephone revenues, billing and collection and operator services provided to affiliates and third parties.

Revenues from inventory management and purchasing services increased by $281 million in 1998 and $300 million in 1997, and billing and collection revenues increased by $74 million in 1998 and $26 million in 1997, as a result of recently acquired third-party and affiliated customers.

Public telephone revenues increased $34 million and $57 million in 1998 and 1997, respectively. These increases were related to the Telecommunications Act, which mandated compensation to payphone service providers for credit card and toll-free calls originating from payphones. Prior to the Telecommunications Act, the Company was not compensated for such calls. Revenues in 1998 and 1997 also increased due to higher sales of advanced products, including paging and voice mail.

Intersegment revenues

Intersegment revenues at Network Services primarily represent local telephone services provided at market rates to GTE Communications, which markets bundled telecommunications services, and sales of inventory management services provided to affiliates.

Operating Costs and Expenses

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                             (Dollars in Millions)
Cost of services and sales                                  $        5,485     $        5,028    $        4,884
Selling, general and administrative                                  2,184              2,165             2,140
Depreciation and amortization                                        2,591              2,605             2,642
Special charges                                                        171                 --                --
                                                            --------------     --------------    --------------
    Total operating costs and expenses                      $       10,431     $        9,798    $        9,666
                                                            ==============     ==============    ==============

Cost of services and sales

The 1998 and 1997 increases were primarily driven by growth in inventory management and purchasing services to third-party customers and higher volumes. The 1998 increase is also due to the recording of pension settlement gains in 1997, which resulted from lump-sum payments from the Company's pension plan to separated employees. These increases was partially offset by productivity improvements.

Selling, general and administrative

Selling, general and administrative costs remained relatively constant in all years. The slight increase in 1998 was driven primarily by sales growth and new initiative support costs. This increase was partially offset by lower advertising and marketing costs.

Depreciation and amortization

Depreciation and amortization decreased in 1997 from 1996 reflecting a reduction in depreciation rates to reflect higher salvage values for outside plant. The 1998 decrease primarily resulted from the discontinuation of depreciation expense for nonstrategic domestic access lines held for sale. In 1998, GTE announced its plan to sell approximately 1.6 million nonstrategic domestic access lines. Based on the decision to sell these access lines, the Company ceased recording depreciation expense. The decrease in both years was partially offset by the depreciation of capital additions, reflecting growth in the demand for access lines and data services.


WIRELESS PRODUCTS AND SERVICES

Wireless Products and Services provides wireless communications services (both voice and data) within licensed areas in the U.S., sells cellular telephones and accessories and provides support services to other cellular telephone companies.

Revenues and Sales

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                           (Dollars in Millions)
Service revenues                                            $        2,687     $        2,549    $        2,347
Equipment sales and other                                              383                373               287
                                                            --------------     --------------    --------------
    Total revenues                                          $        3,070     $        2,922    $        2,634
                                                            ==============     ==============    ==============

The growth in service revenues was primarily attributable to the growth in GTE's wireless customer base of 7.4% in 1998 and 19.7% in 1997. Total U.S. customers served reached 4.8 million and 4.5 million in 1998 and 1997, respectively. In both 1998 and 1997, revenue growth resulting from the increased customer base was somewhat offset by a decline in revenues per customer per month, reflecting the increasing level of competition in the wireless industry. However, 1998 results reflect profitable growth by focusing on higher-value customers utilizing a value-based marketing strategy.

Operating Costs and Expenses

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                             (Dollars in Millions)
Cost of services and sales                                  $        1,049     $        1,083    $          908
Selling, general and administrative                                    848                974               846
Depreciation and amortization                                          435                428               398
Special charges                                                         91                 --                --
                                                            --------------     --------------    --------------
    Total operating costs and expenses                      $        2,423     $        2,485    $        2,152
                                                            ==============     ==============    ==============

Cost of services and sales

Cost of services and sales decreased slightly in 1998 as compared with 1997 despite an increased customer base. The increased volumes were offset by reduced costs for cellular phones, favorable interconnection fees, lower fraud losses and increased productivity throughout the organization. Cost of services and sales also includes approximately $69 million of gains on the sale of assets in 1998. The 1997 increase over 1996 reflects higher equipment and operations costs due to a larger customer base, partially offset by lower roaming costs and lower fraud losses.

Selling, general and administrative

The 1998 decrease is attributable to lower customer acquisition and retention costs, including lower costs due to increased productivity in the retail channel. The 1997 increase reflects higher customer acquisition and retention costs, increased sales and marketing efforts to aggressively grow and retain the customer base and higher general and administrative costs to support a larger customer base.

Depreciation and amortization

Depreciation and amortization increased in both 1998 and 1997 as a result of continuing investment in the wireless network to provide greater capacity. The 1998 increase is partially offset by lower depreciation expense due to the discontinuation of the Tele-Go product offering and the write-off of affected network equipment and supplies, which is included in the special charges.


DATA PRODUCTS AND SERVICES

The Data Products and Services segment offers a wide range of advanced data and Internet-related services, including dedicated and dial-up access to the Internet, managed network security, Web-server hosting, application development and systems integration services. During 1998, GTE expanded its business service offerings to include E-Commerce Hosting, Virtual Private Networks, Global Remote Access and Digital Certificates. Data Products and Services also includes the investment in GTE's nationwide fiber-optic network. More than two thirds of the planned 17,000 miles of this network is operational. Additional investments in undersea cable expand the reach of the nationwide network into Europe, Asia and Latin America. During the latter half of 1998, the Company began migrating its customers' data and voice traffic to the network from leased facilities and began providing access and transport services to other ISPs and telecommunications carriers.

GTE's Data Products and Services segment was created in mid-1997 after the acquisition of BBN Corporation. This segment does not include the results of GTE's traditional local data businesses, such as T-1 connections and ISDN dedicated access, which continue to be reflected in the Company's Network Services segment.

Revenues and Sales

                                                        Years Ended December 31,
                                                -----------------------------------------
                                                       1998                  1997
                                                -------------------   -------------------
                                                         (Dollars in Millions)
Data revenues                                   $            784      $            279
Intersegment revenues                                        (36)                  (11)
                                                ----------------      ----------------
    Total external revenues                     $            748      $            268
                                                ================      ================

Revenues for 1998 reflect a full year of activity, whereas 1997 revenues reflect only a partial year, as described above. The increase in 1998 is also due to sales of access and transport services to other ISPs and carriers and the expanded relationship with America Online (AOL), for which GTE provides national network deployment services in support of AOL's dial-up network. The increase also reflects customer growth and revenues derived from newly introduced Internet-based products and services for both consumers and businesses.

Intersegment revenues reflect affiliate activity between Data Products and Services and other entities within National Operations.

Operating Costs and Expenses

                                        Years Ended December 31,
                                        ------------------------
                                            1998       1997
                                           ------     ------
                                         (Dollars in Millions)
Cost of services and sales                 $  754     $  376
Selling, general and administrative           428        162
Depreciation and amortization                 128         88
                                           ------     ------

    Total operating costs and expenses     $1,310     $  626
                                           ======     ======

Total operating costs and expenses for 1998 reflect a full year of activity, whereas 1997 reflects only a partial year, as described above.

Cost of services and sales

Cost of services and sales consists primarily of the cost of leasing telecommunication circuits and labor and expenses of operating the network infrastructure and supporting customers. The results reflect the growth in the cost of the network infrastructure and personnel to support a growing customer base and service offerings introduced during the year. Cost of services and sales also reflects the continued expansion of dial-up networks operated for AOL.

Selling, general and administrative

Selling, general and administrative costs are driven by customer growth, higher new product development costs and continued investment in the Company's sales and marketing infrastructure, including expansion of sales channels, advertising costs and other promotional activities related primarily to Internet-based services for consumers and businesses.

Depreciation and amortization

Depreciation and amortization reflects the continuing investment in the network and other infrastructure necessary to support the growth in customers and services. Capital expenditures during 1998 and 1997 collectively totaled over $900 million, primarily associated with the build-out of the 17,000 mile fiber-optic network.


OTHER NATIONAL OPERATIONS

GTE's Other National Operations include: GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone. Eliminations for intersegment activity occurring within National Operations are also included in Other National Operations.

Revenues and Sales

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                            (Dollars in Millions)
Technology and Systems                                      $        1,423     $        1,271    $        1,204
Communications                                                       1,063                630               333
Other, including eliminations                                          651                746               875
                                                            --------------     --------------    --------------
    Total revenues                                          $        3,137     $        2,647    $        2,412
                                                            ==============     ==============    ==============

Operating Costs and Expenses

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                           (Dollars in Millions)
Cost of services and sales                                  $        2,347     $        1,879    $        1,442
Selling, general and administrative                                    635                561               369
Depreciation and amortization                                          196                250               260
Special charges                                                        397                 --                --
                                                            --------------     --------------    --------------
    Total operating costs and expenses                      $        3,575     $        2,690    $        2,071
                                                            ==============     ==============    ==============


Technology and Systems is primarily composed of GTE Government Systems. As previously discussed, the Company has committed to a plan to sell its Government Systems unit. The Company expects to consummate the sale during 1999.

GTE Communications Corporation includes GTE's national sales and marketing organization, which enables GTE to expand its business beyond its traditional operating boundaries. GTE established this organization during 1997, to take advantage of the new opportunities available as a result of the changing regulatory environment. GTE Communications Corporation also includes GTE Long Distance, which provides long-distance services to customers in all 50 states, and GTE Video Services, which provides video services to residential and business customers primarily in California, Florida and Hawaii.

GTE Communications Corporation revenues grew $433 million, or 69%, during 1998. Revenues from long-distance operations grew $280 million, or 88%, during 1998, due to a 59% increase in the number of customers. Significant market share increases in GTE's franchised territories, coupled with a significant improvement in the rate of customer churn, contributed to this growth. Costs associated with the start up of the national sales and marketing organization and costs for the acquisition of long-distance customers contributed to increased operating losses compared with 1997.

Included in other revenues is GTE Directories Corporation, which publishes telephone directories and develops and markets online advertising and information services; and GTE Airfone, a provider of airborne communications services. In the first quarter of 1998, GTE announced its intention to dispose of GTE Airfone. Based on the decision to sell, the Company recorded a pretax charge of $200 million to reduce the carrying value of GTE Airfone's assets to estimated net sales proceeds. This amount is included in the special charges of $397 million. Also included is a pretax charge of approximately $161 million resulting from the Company's decision to scale back the deployment of hybrid fiber coax (HFC) video networks that it had built over the past three years in certain test markets. See the discussion of asset impairments on page 18 for further information. The remaining $36 million of the special charges relates to the decision to exit various business units involved in the development of interactive video products and services and to close excess printing facilities in the U.S.


INTERNATIONAL OPERATIONS

GTE's International Operations provide telecommunications services in Canada, the Dominican Republic and Argentina and operate directory advertising companies in Europe and Central America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include a full-service telecommunications company in Venezuela, a paging network in China and a nationwide digital-cellular network in Taiwan. In the fourth quarter of 1998, GTE increased its ownership interest in CTI Holdings, S.A. (CTI) and changed its method of accounting for this investment from the equity basis to full consolidation. This change in accounting had no impact on net income. CTI provides cellular services in the north and south interior regions of Argentina.

Revenues and Sales

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                           (Dollars in Millions)
Local services                                              $        1,219     $        1,076    $          930
Toll services                                                          907                883               932
Wireless services                                                      422                265               215
Directory services and other                                           786                678               634
                                                            --------------     --------------    --------------
    Total revenues                                          $        3,334     $        2,902    $        2,711
                                                            ==============     ==============    ==============

Local services

Local service revenues are based on fees charged to customers for providing local telephone service within designated franchise areas. Local service revenues increased in 1998 due to a rate increase in Canada and an increase in access lines in service. Partially offsetting this revenue growth was a decrease of approximately $83 million in 1998 due to unfavorable exchange rates.

Toll services

Toll, or long-distance, service revenues are based on fees charged for calls made to a location outside of a customer's local calling area. Toll service revenues increased in 1998 primarily due to a change in the manner of reporting toll settlements by the Canadian operations. Early in 1998, Canadian carriers began reporting toll settlements on a gross revenue and expense basis. Previously, the carriers recorded toll settlements on a net basis (see offsetting increase in "Cost of services and sales" below). Toll revenues, excluding the modified settlement reporting, declined in 1998 and 1997 due to company-initiated rate reductions partially offset by higher toll volumes. GTE's International Operations continue to implement price reductions on certain domestic and international toll services in response to competition. Additionally, toll revenues reflect a decrease of approximately $50 million in 1998 due to unfavorable exchange rates.

Wireless services

Wireless services primarily represent cellular, PCS and paging services. The consolidation of CTI's operating revenues, in the fourth quarter of 1998, resulted in an increase in reported revenues of $121 million. Also contributing to wireless revenue growth in 1998 was an increase in wireless customers in Canada and the Dominican Republic, partially offset by a decrease of approximately $22 million due to unfavorable exchange rates.

Directory services and other

Directory services and other revenues result primarily from sales of Yellow Pages advertising to local and national businesses. The increase in 1998 directory services revenues was primarily driven by operations in Austria and Poland, that were acquired late in 1997, as well as higher directory advertising sales in the Costa Rican operation. Directory services revenues in 1997 increased as compared with 1996 due to higher directory advertising sales.

Operating Costs and Expenses

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                           (Dollars in Millions)
Cost of services and sales                                  $        1,147     $          882    $          842
Selling, general and administrative                                    856                771               715
Depreciation and amortization                                          459                523               463
Special charges                                                         38                 --                --
                                                            --------------     --------------    --------------
    Total operating costs and expenses                      $        2,500     $        2,176    $        2,020
                                                            ==============     ==============    ==============

Cost of services and sales

The 1998 increase in cost of services and sales was primarily driven by higher operating costs associated with the change in the reporting of toll settlements in early 1998 (see offsetting increase in "Toll services" above), as well as higher customer acquisition costs related to an increase in wireless customers during the year. Additionally, cost of services and sales increased by $51 million as a result of the consolidation of CTI in the fourth quarter of 1998.

Selling, general and administrative

Selling, general and administrative expenses in both 1998 and 1997 increased primarily due to higher selling expenses related to the growth in customer additions. Approximately $30 million of the 1998 increase was a result of the consolidation of CTI in the fourth quarter of 1998.

Depreciation and amortization

Depreciation and amortization increased in 1997 as compared with 1996 due to the shortening of the depreciable lives of telephone plant, primarily in Canada. In 1998, the effect of shorter lives was offset by a reduction in the carrying value of plant due to the discontinuation of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

Special charges

The special charges relate to the write-off of impaired assets in Latin America, related primarily to the decision to exit nonstrategic business activities in the Dominican Republic ($33 million) and for employee severance and related actions ($5 million).

Equity Income

Equity income in 1998 increased $25 million from 1997 due to reduced losses for CTI for the first nine months of the year. As previously discussed, in the fourth quarter of 1998, GTE changed its method of accounting for this investment from the equity basis to full consolidation due to increased ownership of CTI.


CAPITAL RESOURCES AND LIQUIDITY

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                            ----------------   ----------------  ----------------
                                                                           (Dollars in Millions)
Cash flows from (used in):
    Operations                                              $        5,890     $        6,164    $        5,899
    Investing                                                       (5,508)            (5,893)           (4,277)
    Financing                                                         (466)              (125)           (1,549)

OPERATIONS

GTE's primary source of funds during 1998 was cash from operations of $5.9 billion compared with $6.2 billion in 1997. The decrease in cash from operations primarily reflects an increase in the Company's working capital requirements, including increased funding of GTE's postretirement liabilities in 1998 and costs associated with growing GTE's data initiatives and its national marketing and sales organization. The increase in 1997 from 1996 reflects the improved operating results from the National and International Operations.

INVESTING

Capital expenditures totaled $5.6 billion in 1998, a 9% increase from the $5.1 billion spent in 1997. The majority of the 1998 new investments were made to acquire facilities and develop and install applications necessary to support the growth in demand for GTE's core services, facilitate the introduction of new products and services, and increase operating efficiency and productivity. Significant investments are also being made to build and expand GTE's national fiber-optic data network. GTE expects capital expenditures to remain at approximately the same level in 1999. Cash used in investing activities was favorably impacted in 1998 due to the sales of certain nonstrategic wireless properties. In 1997, GTE expended over $900 million to acquire new operations, primarily BBN Corporation, in connection with the Company's data initiatives.

As previously announced, GTE has committed to a plan to sell GTE Government Systems, GTE Airfone and approximately 1.6 million domestic access lines over the next two years. These transactions are expected to generate after-tax proceeds in excess of $3 billion. Cash generated from these dispositions will be partially used to fund the Company's growth strategy. As announced in July 1998, GTE has also agreed to acquire approximately

40% of the Puerto Rico Telephone Company (PRTC) for approximately $350 million. This transaction closed in the first quarter of 1999.

FINANCING

In 1997-95, GTE announced plans to repurchase up to 20, 25 and 20 million shares, respectively, of its currently issued common stock from time to time, depending on market conditions. The shares will be used to satisfy the requirements of GTE's employee benefit and dividend reinvestment programs. Of the announced repurchase plans, a total of 38.8 million shares had been repurchased under the 1996 and 1995 programs. Cash used for the purchase of these shares was $1.7 billion through 1997. GTE did not repurchase any shares in 1998.

GTE targets a financial profile including capitalization and credit ratios that are appropriate for an "A" rated telecommunications corporation. This allows GTE's shareholders to enjoy the benefits of prudent and reasonable financial leverage, while also protecting debtholder interest and providing ready access to the capital markets. During July 1998, several rating agencies placed GTE, as well as certain GTE operating subsidiaries, on their "Watch" list for a potential debt rating increase as a result of the proposed merger with Bell Atlantic Corporation.

During 1998, GTE maintained its two syndicated credit facilities totaling $4.0 billion, including a five-year line of $2.5 billion for GTE and a 364-day line of $1.5 billion for certain domestic telephone operating subsidiaries. Under current terms and conditions, the $2.5 billion line will mature in June 2002 and the $1.5 billion line, which the Company expects to renew, will mature in June 1999. Fifty-four banks representing 12 countries participate in these syndicated facilities, which are used primarily to back up commercial paper borrowings. In August 1998, GTE negotiated bilateral credit agreements for an additional $1.0 billion in credit capacity. These facilities, which are shared by GTE and certain domestic telephone operating subsidiaries, are aligned with the maturity date of the existing 364-day line. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt. GTE and certain of its domestic telephone operating subsidiaries have shelf registration statements filed with the Securities and Exchange Commission that total $2.4 billion as of December 31, 1998.

In 1999, the funding of dividends and capital requirements for GTE's businesses will be substantially sourced by cash from operations, although GTE's strong financial position allows ready access to worldwide capital markets for any additional cash requirements.


OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

REGULATORY AND COMPETITIVE TRENDS

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act. Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

In 1998, GTE continued to meet the wholesale requirements of new competitors. GTE signed more than 750 interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, that had previously been reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent local exchange carriers (LECs) to provide unbundled network elements to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of unbundled network elements, GTE will continue to provide individual unbundled network elements under existing interconnection agreements.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access, wireless and video services both within and outside its traditional operating areas. GTE now provides long-distance and dial-up Internet-access services to approximately
2.7 million and 500,000 customers, respectively.

INTERSTATE ACCESS REVISION

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per-minute charges paid by long-distance carriers and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage-sensitive access charges paid by long-distance carriers were intended to be offset by new per-line charges and additional charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order. In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

UNIVERSAL SERVICE

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for nonrural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

PRICE CAP

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

ADVANCED DATA SERVICE

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an ISP does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end-user.

NUMBER PORTABILITY

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills in March 1999. The FCC is investigating the costs supporting the filing.

INTERNET SERVICE TRAFFIC

On February 25, 1999 the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule, existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and commission orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

INTERNATIONAL

The global communications industry is in the midst of a major transformation away from serving the regulatory-driven needs of the telecommunications market. This new marketplace will be characterized by demand for both expanded basic communication services in developing markets and a wide range of new services for the delivery of data, voice, multimedia, and information services to a variety of different customers. In addition, the FCC's new foreign participation rules, adopted to implement the United States' World Trade Organization commitments, significantly liberalized the policies for international telecommunications and satellite services. Since adopting the new rules in November 1997, the FCC has granted over 700 applications to foreign and domestic applicants to provide international service in the United States.

Throughout Latin America, telecommunications providers will be faced with a series of challenges, new opportunities, and deregulation in 1999. In Venezuela, a new president was recently elected seeking a fundamental restructuring of the Venezuelan state, including the National Assembly. In addition, recent actions by CONATEL (Venezuela's telecommunications regulatory body) included approval of draft Interconnection Regulations, the implementation of expanded local calling areas, and the development of a new telephone numbering plan. Deliberations between CANTV (an affiliate of GTE) and CONATEL on the opening of competitive telecommunications in Venezuela will begin in 1999.

In Argentina, hearings have begun to discuss the new licensing plans and regulatory framework, which will promote a more competitive Argentine telecommunications market. The decisions resulting from these hearings will influence the rules of the marketplace in which GTE's cellular subsidiary, CTI, and three other full-service providers will compete by November 1999. In the Dominican Republic, a new Telecommunications Law was enacted, which, when implemented, will help eliminate subsidies from local service and create a new regulatory body composed of members from both the public and private sectors. CODETEL, a wholly-owned subsidiary of GTE, operates in the Dominican Republic.

GTE's position is growing in Asia, where the Company provides PCS service in Taiwan and paging service in China. From this base in Asia, GTE will continue to share in the region's growth.

In Canada, GTE already provides a wide range of telecommunications services through its BC TELECOM Inc. (BC TELECOM) and Quebec Telephone (Quebec Tel) operations. On January 31, 1999, BC TELECOM, a majority-owned investment of GTE, and TELUS Corporation (TELUS) merged in order to better leverage the synergies between the two companies, as well as take advantage of the opening of competition throughout the Canadian telecommunications market. (See "1999 Developments" for further information on this merger.) Quebec Tel will also be subject to the continued pro-competitive changes in regulation.

As can be seen in these activities around the globe, GTE continues its development of new telecommunications business opportunities throughout the world in order to secure a strategic position for the dynamic future ahead.


PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for a combination of the two companies. Under terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals. The merger agreement requires the consent of several regulatory and governmental agencies, including the Department of Justice (DOJ), FCC and various state public utility commissions (PUCs). In August 1998, GTE and Bell Atlantic advised the DOJ of the merger. On October 2, 1998, GTE and Bell Atlantic filed for approval of the merger with the FCC and notified and/or filed for approval of the parent company merger in every state PUC and the District of Columbia where required. The DOJ and FCC reviews will continue into 1999. As of December 31, 1998, GTE had completed, or substantially completed, merger approvals in 34 states. The Company anticipates the remaining states will approve the merger sometime in 1999.


1999 DEVELOPMENTS

On January 31, 1999, BC TELECOM, a majority-owned investment of GTE, merged with TELUS to create a growth-oriented telecommunications company. The merged company is called BCT.TELUS Communications, Inc. Initially, BCT.TELUS will provide a full range of voice and data communications services over both wireline and wireless networks in the Canadian provinces of British Columbia and Alberta. Under the terms of the merger agreement, GTE's ownership interest in the merged company is approximately 26.7%. Accordingly, during the first quarter of 1999, GTE will deconsolidate BC TELECOM and account for its investment in BCT.TELUS using the equity method of accounting. As a result, GTE expects to record a one-time, noncash gain of approximately $300 million after-tax in the first quarter of 1999.

In Puerto Rico, GTE agreed to purchase a 40% interest in PRTC from the government of Puerto Rico. PRTC is currently the largest provider of local telephone service across Puerto Rico and also competes with several other companies in long-distance and cellular services. This acquisition, which closed in the first quarter of 1999, will play a key role in GTE's Latin American strategy.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE expects that additional one-time charges of approximately $150-$225 million after-tax will be recorded during the first quarter of 1999. This charge is expected to include approximately $100-$150 million after-tax related to the separation of 2,500-3,500 employees and associated facilities costs. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by the Company.

YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, the Company also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its telecommunications businesses will complete Year 2000 testing by June 30, 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Company-wide, essential remediation was approximately 76% complete as of December 31, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 12% of the Company's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 92% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 95% of the Company's essential legacy software has been remediated. Over the next six months, the focus will be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows:
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 89% complete; Validation, including enterprise testing in operational environments, and

Implementation, including regional deployment, are approximately 60% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be complete in June 1999.

In summary, compliant product deployment and enterprise testing for most of GTE's domestic telecommunications-related businesses, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999. BBN Corporation, a provider of Internet-based services acquired by GTE in 1997, is presently targeting completion of its key infrastructure systems by the end of September 1999. As previously mentioned (see "Financial Condition--Investing"), in July 1998, GTE agreed to acquire approximately 40% of PRTC. This transaction closed in the first quarter of 1999. The cost of GTE's Year 2000 program includes the cost for the PRTC Year 2000 program, which is expected to be complete by the end of the third quarter of 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of December 31, 1998, Year 2000 compliant versions, or suitable alternatives, for 99% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a company-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. This quality assurance process is expected to be completed in August 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through December 31, 1998, expenditures totaled $219 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 75% of GTE's program effort involves U.S. domestic operations of all types.

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

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high-priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, GTE will be required to capitalize and amortize the cost of all internal-use software, including network-related software it now expenses. During 1998, the Company expensed network-related software of approximately $200 million.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.

FORWARD-LOOKING STATEMENTS

GTE estimates that consolidated earnings per share will grow 13% to 15% in 1999 and beyond. Contributing to this growth is the expected turnaround in start-up costs associated with GTE's data initiatives and bundled telecom offerings through our national sales and marketing organization. In addition, this growth reflects cost-cutting initiatives, including programs to reduce expenses and decrease the number of contractors and employees, primarily through attrition and other voluntary efforts, in the U.S. The Company expects a one-time charge in the first quarter of 1999 to recognize these cost-cutting initiatives. GTE also expects to record a noncash gain of approximately $300 million in the first quarter of 1999 resulting from the merger of BC TELECOM and TELUS. Consolidated revenues are expected to grow in the high single digits through 1999, rather than the 10% to 12% previously estimated. This reduction is due to the Company's plan to moderate the expansion of its national sales and marketing operation, and increase focus on the roll-out of the Company's long-distance activities within bundled telecom offerings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: 1) materially adverse changes in economic conditions in the markets served by the Company or by companies in which GTE has substantial investments; 2) material changes in available technology; 3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; 4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and 5) the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, noncontrolled investments and all interconnecting carriers in achieving Year 2000 compliance. In addition, GTE has embarked on a major initiative to expand its service capability in the data communication, long-distance and enhanced services segments of the telecommunications marketplace and to provide a bundle of products and services both in and outside of its traditional service territories. Whether the Company realizes the benefits of these initiatives depends on GTE's ability to successfully develop the network facilities and systems required to provide these enhanced services, the success of its marketing initiatives, the levels of demand that are created for these services and the level of competition the Company faces as it seeks to penetrate new markets and emerging markets for new products and services. While GTE's management believes that it will be successful in implementing these new initiatives, there are uncertainties associated with its ability to increase revenue and income growth rates to the levels targeted through these initiatives and its ability to do so within the planned timeframes or investment levels.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

GTE uses derivative financial instruments to manage its exposure to interest rate movements and to reduce borrowing costs. GTE's net exposure to interest rate risk primarily consists of floating rate instruments that are benchmarked to U.S. and European short-term money market interest rates. GTE manages this risk by using interest rate swaps to convert floating rate long-term and short-term debt to synthetic fixed rate instruments. GTE also uses forward interest rate swaps and forward contracts to sell U.S. Treasury bonds to hedge interest rates on anticipated long-term debt issuances.

Based on GTE's interest rate sensitive derivative financial instruments outstanding at December 31, 1998, a 100 basis point increase in interest rates as of December 31, 1998, would result in a net gain to GTE of $31 million. Conversely, a 100 basis point decrease in interest rates would result in a net loss to GTE of $32 million. Any increase or decrease in the market value of GTE's interest rate sensitive derivative financial instruments would be substantially offset by a corresponding decrease or increase in the market value of the underlying liability or anticipated debt issuance.

GTE uses foreign currency derivative instruments to reduce its exposure to adverse changes in foreign currency rates. The use of these derivatives allows GTE to reduce its overall exposure to exchange rate fluctuations, as the gains and losses on these contracts substantially offset the gains and losses on assets and liabilities being hedged. The Company's exposure to foreign exchange rates primarily exists with respect to loans denominated in British pounds and short-term investments denominated in Canadian dollars. As of December 31, 1998, GTE's exposure resulting from fluctuations in foreign currency exchange rates was not material.

In the past, GTE issued stock options to certain of its employees that had tandem stock appreciation rights. To minimize GTE's exposure to compensation expense related to these stock appreciation rights, GTE purchased long-term call options on its common stock. As a result of these purchases, a $5 change in the per-share price of GTE's common stock would impact GTE's pretax earnings by approximately $35 million, as of December 31, 1998. However, gains and losses recognized on the call options would be substantially offset by increased or decreased compensation expense related to stock appreciation rights.

Item 8.  Financial Statements and Supplementary Data

GTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income


Years Ended December 31,                           1998           1997         1996
------------------------                      -------------   ------------  -------------
                                            (Dollars in Millions, Except Per-Share Amounts)
REVENUES AND SALES                                 $ 25,473     $ 23,260    $ 21,339

OPERATING COSTS AND EXPENSES
  Cost of services and sales                         10,741        9,203       8,071
  Selling, general and administrative                 4,821        4,560       4,010
  Depreciation and amortization                       3,820        3,886       3,770
  Special charges                                       755         --          --
                                                   --------     --------    --------
    Total operating costs and expenses               20,137       17,649      15,851
                                                   --------     --------    --------
OPERATING INCOME                                      5,336        5,611       5,488

OTHER (INCOME) EXPENSE
  Interest - net                                      1,253        1,145       1,026
  Other - net                                            38           48          50
                                                   --------     --------    --------
Income before income taxes                            4,045        4,418       4,412
  Income taxes                                        1,553        1,624       1,614
                                                   --------     --------    --------
Income before extraordinary charges                   2,492        2,794       2,798
  Extraordinary charges                                (320)        --          --
                                                   --------     --------    --------
       NET INCOME                                  $  2,172     $  2,794    $  2,798
                                                   ========     ========    ========
BASIC EARNINGS (LOSS) PER COMMON SHARE
    Before extraordinary charges                   $   2.59     $   2.92    $   2.89
    Extraordinary charges                              (.33)        --          --
                                                   --------     --------    --------
       NET INCOME                                  $   2.26     $   2.92    $   2.89
                                                   ========     ========    ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Before extraordinary charges                   $   2.57     $   2.90    $   2.88
    Extraordinary charges                              (.33)        --          --
                                                   --------     --------    --------
       NET INCOME                                  $   2.24     $   2.90    $   2.88
                                                   ========     ========    ========
AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS)
    Basic                                               963          958         969
    Diluted                                             968          962         972



See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets


December 31,                                                          1998        1997
------------                                                      ----------   ----------
                                                                  (Dollars in Millions)
ASSETS

Current assets
   Cash and cash equivalents                                      $    467      $    551
   Receivables, less allowances of $395 and $333                     4,785         4,782
   Inventories and supplies                                            668           846
   Deferred income tax benefits                                        167            51
   Net assets held for sale                                            274          --
   Other                                                               420           307
                                                                  --------      --------
    Total current assets                                             6,781         6,537
                                                                  --------      --------
Property, plant and equipment, net (including $1,600 held
 for sale at December 31, 1998, see Note 11)                        24,866        24,080
Prepaid pension costs                                                4,927         4,361
Franchises, goodwill and other intangibles                           3,144         3,232
Investments in unconsolidated companies                              2,210         2,335
Other assets                                                         1,687         1,597
                                                                  --------      --------
Total assets                                                      $ 43,615      $ 42,142
                                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term obligations, including current maturities           $  4,148      $  3,398
   Accounts payable and accrued expenses                             4,138         4,672
   Taxes payable                                                     1,071           771
   Dividends payable                                                   470           466
   Other                                                               528           534
                                                                  --------      --------
    Total current liabilities                                       10,355         9,841
                                                                  --------      --------
Long-term debt                                                      15,418        14,494
Employee benefit plans                                               4,404         4,756
Deferred income taxes                                                1,948         1,782
Minority interests                                                   1,984         2,253
Other liabilities                                                      740           978
                                                                  --------      --------
    Total liabilities                                               34,849        34,104
                                                                  --------      --------
Shareholders' equity
   Common stock - 991,374,778 and 984,252,887 shares issued             50            49
   Additional paid-in capital                                        7,884         7,560
   Retained earnings                                                 2,740         2,372
   Accumulated other comprehensive loss                               (375)         (243)
   Guaranteed ESOP obligations                                        (509)         (550)
   Treasury stock - 23,377,388 and 26,253,088 shares, at cost       (1,024)       (1,150)
                                                                  --------      --------
    Total shareholders' equity                                       8,766         8,038
                                                                  --------      --------
Total liabilities and shareholders' equity                        $ 43,615      $ 42,142
                                                                  ========      ========



See Notes to Consolidated Financial Statements.

GTE CORPORATION AND  SUBSIDIARIES
Consolidated Statements of Cash Flows


Years Ended December 31,                                      1998         1997         1996
------------------------                                    --------    ---------    ---------
                                                                   (Dollars in Millions)
OPERATIONS
  Income before extraordinary charges                       $ 2,492      $ 2,794      $ 2,798
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
      Depreciation and amortization                           3,820        3,886        3,770
      Special charges                                           755         --           --
      Deferred income taxes                                     471          456          415
      Change in current assets and current liabilities,
      excluding the
       effects of acquisitions and dispositions:
         Receivables - net                                     (767)        (622)        (571)
         Other current assets                                    (5)        (220)          26
         Accrued taxes and interest                             381           86         (109)
         Other current liabilities                             (662)         325         (220)
      Other - net                                              (595)        (541)        (210)
                                                            -------      -------      -------
    Net cash from operations                                  5,890        6,164        5,899
                                                            -------      -------      -------

INVESTING
  Capital expenditures                                       (5,609)      (5,128)      (4,088)
  Acquisitions and investments                                 (121)        (927)        (476)
  Proceeds from sales of assets                                 209           73          337
  Other - net                                                    13           89          (50)
                                                            -------      -------      -------
    Net cash used in investing                               (5,508)      (5,893)      (4,277)
                                                            -------      -------      -------
FINANCING
  Common stock issued                                           447          288          444
  Purchase of treasury stock                                   --           (576)        (967)
  Dividends paid                                             (1,807)      (1,802)      (1,825)
  Long-term debt issued                                       3,934        2,407        2,038
  Long-term debt retired                                     (1,988)      (2,417)        (582)
  Increase (decrease) in short-term obligations,
      excluding current maturities                             (978)       2,015         (725)
  Other - net                                                   (74)         (40)          68
                                                            -------      -------      -------
    Net cash used in financing                                 (466)        (125)      (1,549)
                                                            -------      -------      -------
Increase (decrease) in cash and cash equivalents                (84)         146           73

Cash and cash equivalents:
  Beginning of year                                             551          405          332
                                                            -------      -------      -------

  End of year                                               $   467      $   551      $   405
                                                            =======      =======      =======

CASH PAID DURING THE YEAR FOR
  Interest                                                  $ 1,321      $ 1,282      $ 1,088
  Income taxes                                                  854        1,057        1,325



See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

                                                                    Accumulated
                                         Additional     Retained       Other       Guaranteed
                                Common     Paid-In      Earnings    Comprehensive      ESOP     Treasury
                                Stock      Capital      (Deficit)   Income (Loss)  Obligations   Stock      Total
                              ----------  ---------    -----------  ------------- ------------ ---------  ----------
                                                               (Dollars in Millions)
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1995         $      49    $  8,221     $    (534)   $    (172)  $   (603)    $    (90)   $   6,871

Net income                                                  2,798                                             2,798
Dividends declared                             (915)         (905)                                           (1,820)
Common and treasury stock
    issued under employee
    and shareholder plans
    (11,570,646 shares)                         110                                                340          450
Purchase of treasury stock
    (23,533,200 shares)                                                                         (1,006)      (1,006)
Other                                                          11            4         28                        43
                              ---------    --------     ---------    ---------   --------     --------    ---------
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1996                49       7,416         1,370         (168)      (575)        (756)       7,336

Net income                                                  2,794                                             2,794
Dividends declared                                         (1,800)                                           (1,800)
Common and treasury stock
    issued under employee
    and shareholder plans
    (6,620,993 shares)                          146                                                142          288
Purchase of treasury stock
    (11,719,200 shares)                                                                           (536)        (536)
Other                                            (2)            8          (75)        25                       (44)
                              ---------    --------     ---------    ---------   --------     --------    ---------
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1997                49       7,560         2,372         (243)      (550)      (1,150)       8,038

Net income                                                  2,172                                             2,172
Dividends declared                                         (1,811)                                           (1,811)
Common and treasury stock
    issued under employee
    and shareholder plans
    (9,997,591 shares)                1         320                                                126          447
Other                                             4             7         (132)        41                       (80)
                              ---------    --------     ---------    ---------   --------     --------    ---------
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1998         $      50    $  7,884     $   2,740    $    (375)  $   (509)    $ (1,024)   $   8,766
                              =========    ========     =========    ==========  ========     ========    =========



See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income


Years Ended December 31,                                                           1998          1997          1996
------------------------                                                       -----------    -----------   ----------
                                                                                           (Dollars in Millions)
Net income                                                                     $    2,172     $   2,794     $   2,798

Other comprehensive income (loss):
  Foreign currency translation adjustments                                           (144)          (90)           19
  Unrealized gains (losses) on securities, net of taxes of $6, $8 and $(8)             12            15           (15)
                                                                               ----------     ---------     ---------
Other comprehensive income (loss)                                                    (132)          (75)            4
                                                                               ----------     ---------     ---------
Comprehensive income                                                           $    2,040     $   2,719     $   2,802
                                                                               ==========     =========     =========






See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Corporation and subsidiaries ("GTE" or "the Company") is one of the world's largest telecommunications companies with an array of products and services that is among the broadest in the industry. GTE's National and International Operations serve approximately 30 million telephone access lines through subsidiaries in the United States, Canada and the Dominican Republic, and an affiliate in Venezuela. GTE is a leading wireless operator in the United States, with more than 4.8 million wireless customers and the opportunity to serve 61.4 million potential wireless customers. Outside the United States, GTE operates wireless networks serving approximately 2.8 million customers with 23.4 million potential wireless customers through subsidiaries in Canada, the Dominican Republic and Argentina, and affiliates in Venezuela and Taiwan. GTE also participates in a venture which operates a paging network in China. GTE provides data services, including dial-up Internet access for residential and small business consumers and Web-based applications for Fortune 500 companies. GTE is also a leader in government and defense communications systems and equipment, directories and telecommunications-based information services and systems.

BASIS OF PRESENTATION

GTE prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements of GTE include the accounts of all majority-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in 20%- to 50%-owned companies and less than 20%-owned cellular partnerships over which the Company exercises significant influence are accounted for on the equity basis (see Note 5). Other investments of less than 20% are accounted for on the cost basis.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1998 presentation.

REVENUE RECOGNITION

Revenues are recognized when services are rendered or products are delivered to customers. Long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion that costs incurred bear to the estimated total costs at completion. Expected losses on such contracts, if any, are charged to income currently.

DEPRECIATION AND AMORTIZATION

GTE's telephone operating subsidiaries depreciate assets using the remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives. This method requires the periodic review and revision of depreciation rates.

The economic asset lives used by our telephone subsidiaries are as follows:

       Average lives (in years)
       ------------------------
       Fiber-optic cable                           20
       Copper wire                                 15
       Switching equipment                         10
       Circuit equipment                            8

When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant. When depreciable telephone plant is retired outside the normal course of business, for example if a local exchange is sold, any resulting gain or loss is included in operating income.

Property and equipment of other subsidiaries is depreciated on a straight-line basis over the following estimated useful lives: buildings, 20 to 40 years; cellular and data network equipment, 5 to 10 years; furniture and fixtures and other equipment, 3 to 5 years.

When depreciable assets of other subsidiaries are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts and any resulting gain or loss is included in operating income.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited or 40 years, whichever is less. Amortization expense for consolidated subsidiaries was $131 million, $96 million and $90 million in 1998-96, respectively. Accumulated amortization was $819 million and $677 million at December 31, 1998 and 1997, respectively. Goodwill resulting from investments in unconsolidated subsidiaries is amortized on a straight-line basis over the periods to be benefited or 40 years, whichever is less.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. For most subsidiaries and affiliates, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the other comprehensive income component of shareholders' equity. For those affiliates operating in highly inflationary economies, gains and losses associated with the effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in net income.

COMPREHENSIVE INCOME

Effective January 1, 1998, GTE adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components. Included in other comprehensive income are unrealized gains and losses on securities that the Company intends to hold to maturity and foreign currency translation gains and losses. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Curtailment gains and losses associated with employee separations are recognized when they occur. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable.

VALUATION OF ASSETS

The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. GTE's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

INCOME TAXES

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

Deferred income taxes were not provided on undistributed earnings of foreign subsidiaries of approximately $488 million at December 31, 1998, as such earnings are expected to be permanently reinvested.

EARNINGS PER COMMON SHARE

All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings per Share" (see Note 14).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

FINANCIAL INSTRUMENTS

GTE uses a variety of financial instruments to hedge its exposure to fluctuations in interest and foreign exchange rates and in compensation expense related to GTE's common stock price appreciation. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense. Gains or losses on foreign exchange contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains or losses on the foreign currency obligations being hedged. Gains or losses on long-term call options on GTE's common stock, which hedge GTE's exposure to compensation expense related to outstanding stock appreciation rights (SARs) and other stock-based compensation, are recognized based on fluctuations in the market price of GTE's common stock. Gains or losses recognized on call options offset compensation expense in GTE's consolidated statements of income.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

SOFTWARE

GTE classifies software as either network-related or non-network related. For network-related software, initial operating systems software is capitalized and amortized over the life of the related hardware. All other network-related software, including right-to-use fees, is expensed as incurred. Non-network related software, which includes billing and administrative systems, is capitalized and amortized over useful lives ranging from 3 to 5 years. Software maintenance costs are expensed as incurred. During 1998-1996, non-network and maintenance-related software expenditures were $516 million, $376 million and $168 million, respectively, of which $243 million and $149 million were capitalized in 1998 and 1997, respectively, associated with the implementation of new administrative systems within the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, GTE will be required to capitalize and amortize the cost of all internal-use software, including network-related software it now expenses. During 1998, the Company expensed network-related software of approximately $200 million.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.

2.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.


3.  STRATEGIC INITIATIVES

GTE's domestic strategy is to profitably offer a complete bundle of high-growth telecommunications services nationwide. Consistent with this strategy, as permitted by the Telecommunications Act of 1996, GTE launched nationwide long-distance telephone service in early 1996. To accelerate its strategic transformation, in 1997, GTE created a national sales and marketing organization to market its products and services both inside and outside of its traditional franchise areas and made significant investments in enhanced data and leading-edge, Internet-based products and services. These investments included the purchase of a nationwide fiber-optic network and the acquisition of BBN Corporation, a leading provider of Internet-based services. Consistent with GTE's decision to focus its resources on higher-growth segments of the industry, in late 1997, GTE began a comprehensive review of its core operations to identify business activities that were no longer strategic or were inconsistent with its growth objectives. As a result of the completion of the initial phase of this review during the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded a pretax charge of $755 million, $482 million after-tax, or $.50 per diluted share, for the year.

NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems Corporation, a supplier of government and defense communications systems; GTE Airfone Incorporated, a provider of aircraft-passenger telecommunications; and approximately 1.6 million domestic access lines located in 13 states. In aggregate, these transactions are expected to generate for the Company after-tax cash proceeds in excess of $3 billion. The sale of GTE Government Systems and GTE Airfone are expected to close in 1999 and, accordingly, their net assets have been reclassified to "Net assets held for sale" in the consolidated balance sheets. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $1.6 billion, continues to be reported in "Property, plant and equipment, net" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. This lowered depreciation expense by approximately $100 million for the year.

During 1998-1996, GTE Government Systems and GTE Airfone generated combined revenues of approximately $1.6 billion, $1.4 billion and $1.3 billion, respectively, and operating income of approximately $160 million, $80 million and $50 million, respectively. Due to the centralized manner in which GTE's local telephone companies are managed and since the access lines to be sold represent portions of states rather than entire operating companies, revenues and operating income applicable to the access lines to be sold are not readily determinable. The 1.6 million access lines represent approximately 7% of the average domestic lines that GTE Network Services had in service during 1998.

SPECIAL CHARGES - ASSET IMPAIRMENTS AND EXIT COSTS

Based on the decision to sell, the Company recorded a pretax charge of $200 million to reduce the carrying value of GTE Airfone's assets to estimated net sales proceeds. No charge was recorded for GTE Government Systems or the access lines to be sold because their estimated fair values were in excess of their carrying values.

During the first quarter of 1998, the Company also committed to a plan to exit a number of other nonstrategic business activities. As a result, the Company recorded a pretax charge of $156 million to reduce the carrying value of affected assets to expected net salvage value and to recognize costs resulting from the exit plan. The major components of the charge include:

o the write-off of network equipment and supplies for discontinued wireless products and services ($81 million);

o the shutdown of business units developing interactive video products and services and excess printing facilities ($42 million); and

o   the write-off of impaired assets in Latin America ($33 million).

GTE expects that the assets affected by these actions will be sold or discarded within a year of the decision to exit the activities to which they relate.

After completing the review of its operations, the Company also decided to scale back the deployment of the hybrid fiber coax (HFC) video networks that it had built over the past three years in certain test markets. Although the Company is obligated to, and will continue to, use the existing HFC networks to provide video service in these markets, technological innovations have created alternative ways for the Company to deliver video and high-speed data services in the future at a significantly lower overall cost. Due to the significant change in the scale of the HFC networks and the effect on future revenues and expenses, the Company recorded a pretax charge for impairment of approximately $161 million based on estimated future cash flows. At December 31, 1998, these networks, which have generated operating losses of approximately $86 million, had a net book value of approximately $250 million.

SPECIAL CHARGES - EMPLOYEE RELATED AND OTHER ACTIONS

During the first quarter of 1998, the Company also decided to consolidate facilities and centralize or eliminate a variety of employee functions and, as a result, recorded a $107 million pretax charge. During the second half of the year, the Company closed several administrative facilities, including its corporate headquarters in Connecticut and approximately 140 domestic retail stores and other locations operated by its National Operations. The cost of these actions is composed primarily of employee severance, outplacement and benefit continuation costs for approximately 1,700 employees and other costs to exit locations no longer used by the Company. At December 31, 1998, 1,587 employees had been separated. The Company anticipates that an additional 2,500-3,500 employee separations and related actions will occur during the first quarter of 1999 and that additional charges of approximately $100-$150 million after-tax will be necessary as the plans are finalized.

The Company also recorded a pretax charge of approximately $131 million related to nonrecurring federal and state regulatory rulings affecting its Network Services unit. Approximately two thirds of this charge relates to nonrecurring access rate refunds applied by the FCC retroactively in 1997, which the Company has contested in the courts. In addition, the charge also included the write-off of mandated costs, including generic software, and other costs incurred by the Company for which revenue recovery was not allowable under the regulatory process.

SPECIAL CHARGES - BY CATEGORY AND BUSINESS UNIT

The following summarizes the special charges by major category and by business unit affected:


                                            Initial Charge    Cash Payments    Remaining Liability
                                            --------------    -------------    -------------------
                                                           (Dollars in Millions)
Major Category:
  Asset impairments                             $   483          $    --           $    --
  Exit costs                                         34               10                24
  Employee related and other actions
    Severance                                        77               33                44
    Other                                            30               22                 8
  Other actions                                     131               94                37
                                                -------          -------           -------
    Total                                       $   755          $   159           $   113
                                                =======          =======           =======
Business Unit:
  National Operations
    Network Services                            $   171          $   124           $    38
    Wireless Products and Services                   91                9                25
    Other National Operations                       397                7                --
  International Operations                           38               --                11
  Corporate and other                                58               19                39
                                                -------          -------           -------
    Total                                       $   755          $   159           $   113
                                                =======          =======           =======

The $58 million included in "Corporate and other" relates to severance and related costs associated with the closing of several administrative facilities, including the Company's corporate headquarters and worldwide training facility in Connecticut.

There have been no adjustments to the liability as originally recorded.

4.  EXTRAORDINARY CHARGES

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share.

Approximately $300 million of the charge related to the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by GTE's Canadian operations. The decision by GTE's Canadian subsidiaries to discontinue using regulatory accounting practices was in response to rulings by the Canadian regulatory commission in March of 1998 that opened the Canadian telecommunications market to full competition. Under SFAS No. 71, certain assets were depreciated and certain expenses were recognized over a longer period of time than would have been the case in a competitive environment. This charge includes a reduction in the net carrying value of property, plant and equipment of $270 million to reflect impairment based on the estimated cash flows that the assets are expected to generate in a competitive environment and a reduction in costs that had been capitalized based on the expectation of future recovery of approximately $30 million.

In addition, during the first quarter of 1998, GTE called $800 million of high-coupon debt and preferred stock prior to their stated maturity date, resulting in a one-time, after-tax extraordinary charge of $20 million.

5.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

GTE's investments in companies accounted for on the equity basis at December 31, were as follows:

                                                                    1998          1997
                                                                 ----------     ---------
                                                                    (Dollars in Millions)
       CANTV                                                     $    1,751     $   1,645
       CTI Holdings, S.A.                                                --           208
       Other investments                                                459           482
                                                                 ----------     ---------

          Total                                                  $    2,210     $   2,335
                                                                 ==========     =========

Compania Anonima Nacional Telefonos de Venezuela (CANTV) is the primary provider of local telephone service and national and international long-distance service in Venezuela. CANTV also provides cellular, Internet-access and directory advertising services. On December 22, 1998, GTE increased its ownership interest in CANTV from 25.9% to 26.4%. At December 31, 1998 and 1997, GTE's investment in CANTV included unamortized goodwill of $765 million and $787 million, respectively.

CTI Holdings, S.A. (CTI), is a consortium providing cellular services in the north and south interior regions of Argentina. During 1998, GTE increased its ownership interest in CTI and assumed management control through the conversion of debt to equity, and through the purchase of additional shares. As a result, in the fourth quarter of 1998, GTE changed the accounting for its investment in CTI from the equity method to full consolidation. The consolidation of CTI, which increased the Company's revenues and operating income by $126 million and $17 million, respectively, during 1998 had no effect on net income. As of December 31, 1998, CTI had total assets of approximately $1.1 billion, including $700 million of net property, plant and equipment, and long-term debt of $712 million.

Other investments represent cellular partnerships in the U.S. and other international investments.

At December 31, 1998, GTE had a 50.8% ownership interest in BC TELECOM, Inc. (BC TELECOM), a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company called BCT.TELUS Communications, Inc. GTE's ownership interest in the merged company, BCT.TELUS, is approximately 26.7% and, as such, during the first quarter of 1999, the Company will change the accounting for its investment from full consolidation to the equity method. In 1998, GTE's consolidated results include the following amounts related to BC
TELECOM: revenues of $2.2 billion, operating income of $589 million, total assets of $2.6 billion, including $1.7 billion of net property, plant and equipment, and long-term debt of $686 million.


6.  SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of GTE at December 31, 1998, consisted of two billion shares with a par value of $.05 per share. In 1997, GTE's Board of Directors authorized the repurchase of up to 20 million shares of currently issued GTE common stock in the open market or in privately negotiated transactions.

ADDITIONAL PAID-IN CAPITAL

Dividends for the first and second quarters of 1996 were paid entirely from additional paid-in capital as a result of the extraordinary charges taken as of December 31, 1995, in connection with the discontinuance of SFAS No. 71 for domestic telephone subsidiaries. Beginning in the third quarter of 1996, dividends were paid from retained earnings.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments of $(407) million, $(263) million and $(173) million at December 31, 1998-96, respectively (see Note 1); and cumulative unrealized gains on investments in securities of $32 million, $20 million and $5 million at December 31, 1998-96, respectively.


7.  STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

STOCK OPTION PLANS

GTE maintains broad-based stock option plans that cover substantially all employees. Prior to 1997, options were granted separately or in conjunction with stock appreciation rights (SARs). Beginning in 1997, the granting of SARs was discontinued. In 1997, shareholders approved the GTE Corporation 1997 Long-Term Incentive Plan (the LTIP). Each option granted under the LTIP conveys the right to purchase, at fair market value on the date of the grant, shares of GTE common stock. Generally, options have a term of 10 years and become vested over a period not to exceed seven years. The LTIP plan, as approved, authorizes GTE to issue up to 43 million common shares. Through December 31, 1998, options have been granted to purchase 27.2 million shares. In addition, 19.4 million options have been granted under predecessor plans.

The following table summarizes stock option activity during each of the last three years (number of options in thousands):

                                                                       Stock               Average
                                                                      Options               Price
                                                                   --------------       ------------
       Balance, December 31, 1995                                       15,434          $   32.21

          Options granted                                               13,268              41.96
          Options exercised                                             (2,634)             30.29
          Options cancelled or forfeited                                  (154)             37.51
                                                                      --------          ---------

       Balance, December 31, 1996                                       25,914              37.36

          Options granted                                               22,208              45.28
          Options exercised                                             (3,951)             33.58
          Options cancelled or forfeited                                (1,046)             40.31
                                                                      --------          ---------

       Balance, December 31, 1997                                       43,125              41.71

          Options granted                                               14,703              53.97
          Options exercised                                             (8,672)             39.34
          Options cancelled or forfeited                                (2,461)             44.78
                                                                      --------          ---------

       Balance, December 31, 1998                                       46,695          $   45.85
                                                                      ========          =========

At December 31, 1998, 17.6 million options were exercisable.

In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, GTE continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In accordance with APB 25, compensation expense is not recognized for stock options on the date of grant since it is GTE's practice to grant options with an exercise price equal to the fair market value of its common stock on the date of grant. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service or vesting period. Had compensation cost for GTE's stock options been determined under SFAS No. 123, based on the fair market value at the grant dates, GTE's proforma net income and diluted earnings per share at December 31 would have been as follows:

                                                1998             1997              1996
                                          ----------------  ---------------   ---------------
                                           (Dollars in Millions, Except Per-Share Amounts)
Net Income
    As reported                           $      2,172      $      2,794     $      2,798
    Proforma                                     2,113             2,769            2,776
Diluted Earnings Per Share
    As reported                           $       2.24      $       2.90     $       2.88
    Proforma                                      2.18              2.88             2.86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for those options granted in 1998-1996: expected volatility of 18%, expected maturities of seven years, risk-free interest rates equal to the yield on seven-year U.S. Treasury notes on the grant date and expected dividend yield of approximately 3%.

SHAREHOLDER RIGHTS PLAN

GTE maintains a shareholder rights plan. Under the original provisions of this plan, a right to purchase one one-thousandth of a share of series A participating no par preferred stock for $200 (a "Right") was granted for each outstanding share of GTE common stock. As a result of a two-for-one stock split effected after the adoption of the plan, each share of GTE common stock is currently entitled to one-half of a Right. The Rights become exercisable only if a person or group, without GTE's prior consent, (i) acquires or commences a tender or exchange offer for 20% or more of GTE common stock, or (ii) acquires 10% or more of GTE common stock and executes an agreement with GTE to effect a merger or other business combination. The Rights have certain anti-takeover effects designed to cause substantial dilution to a person or group that attempts to acquire GTE on terms not approved by GTE's Board of Directors. The Rights may be redeemed by GTE at a price of $.01 per Right, at any time prior to becoming exercisable. Under this plan, Rights that are not redeemed or exercised will expire on December 7, 1999.


8.  MINORITY INTERESTS

Minority interests in equity of subsidiaries as of December 31 was as follows:

                                                                                  1998                1997
                                                                           ----------------     ---------------
                                                                                   (Dollars in Millions)
Minority interests in consolidated subsidiaries:
    BC TELECOM (50.8% GTE ownership)                                       $            550     $           789
    Quebec Telephone (50.1% and 50.6% GTE ownership, respectively)                       85                  85
    Cellular partnerships and other                                                     159                 170
Preferred securities issued by subsidiaries                                           1,190               1,209
                                                                           ----------------     ---------------

    Total minority interests                                               $          1,984     $         2,253
                                                                           ================     ===============

Preferred securities issued by subsidiaries include two issues, Series A and B, totaling $1.0 billion of Monthly Income Preferred Securities. These securities, issued by GTE Delaware, a limited partnership holding solely GTE junior subordinated debentures, are subject to optional redemption at a price of $25 per share. Series A and B become callable beginning October 17, 1999, and March 6, 2000, respectively, and have cumulative annual dividend rates of 9.25% and 8.75% and mature in 2024 and 2025, respectively.

9.  DEBT

Long-term debt as of December 31, was as follows:

                                                                                    1998           1997
                                                                                -------------  ------------
                                                                                     (Dollars in Millions)
GTE Corporation:
    Debentures, maturing 2000 through 2028, average rates 7.9% and 8.7%            $  5,300      $  4,150
    Guaranteed ESOP obligations, maturing 1999 through 2005, average rate 9.7%          555           555
    Other borrowings, maturing 2000 through 2010, average rates 6.9% and 6.1%           805           807
                                                                                   --------      --------

                                                                                      6,660         5,512
Telephone Subsidiaries:
    First mortgage bonds, debentures and notes, maturing through 2031,
       average rates 7.1% and 7.5%                                                    8,347         7,412

Other Subsidiaries:
    Debentures and notes, maturing through 2012, average rates 10.1% and 7.3%         1,340           696


Commercial paper expected to be refinanced on a long-term basis,
    average rates 4.5% and 6.0%                                                         217         1,963
                                                                                   --------      --------
  Total principal amount                                                             16,564        15,583

Unamortized premium and (discount) - net                                                (59)           13
                                                                                   --------      --------
  Total                                                                              16,505        15,596

Less:  Current maturities                                                             1,087         1,102
                                                                                   --------      --------
  Total long-term debt                                                             $ 15,418      $ 14,494
                                                                                   ========      ========

Estimated payments of long-term debt during the next five years are: $1.1 billion in 1999; $1.1 billion in 2000; $884 million in 2001; $805 million in 2002; and $661 million in 2003.

GTE's telephone subsidiaries finance part of their construction programs through the use of short-term loans, including commercial paper, which are refinanced at later dates by the issuance of long-term debt or equity. As a result of this practice, at times, the Company has negative working capital. First mortgage bonds issued by GTE's telephone subsidiaries are secured by a lien on substantially all telephone property, plant and equipment.

Total short-term obligations as of December 31 were as follows:

                                                                     1998                 1997
                                                              -------------------  ----------------
                                                                       (Dollars in Millions)
Commercial paper - average rates 5.4% and 6.1%                $          3,056     $          2,259
Notes payable - average rates 3.7% and 6.9%                                  5                   37
Current maturities of long-term debt                                     1,087                1,102
                                                              ----------------     ----------------

  Total short-term obligations                                $          4,148     $          3,398
                                                              ================     ================

At December 31, 1998, GTE had lines of credit totaling $5.0 billion available to provide backup to its commercial paper program. No amounts had been drawn against these lines of credit at December 31, 1998.


10.  FINANCIAL INSTRUMENTS

As of December 31, 1998 and 1997, GTE had entered into interest rate swap agreements primarily to convert floating rate long-term and short-term debt to fixed rates. Additionally, GTE had entered into forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on planned long-term debt issuances expected to be completed within the next 12 months. GTE used forward foreign exchange contracts to offset foreign exchange gains or losses on the foreign currency obligations being hedged and used long-term call options on GTE common stock to hedge exposure to compensation expense related to outstanding stock appreciation rights.

As of December 31, 1998 and 1997, GTE had the following financial instruments in effect:


                                                   Notional          Expiration   Weighted-Average
                                                    Amount              Dates          Pay Rate
                                              ---------------------  ----------   ----------------
                                              (Dollars in Millions)
Interest rate swaps:
    Pay fixed
    1998                                          $    648           1999-2008           6.3%
    1997                                             1,212           1998-2008           6.3%
    Pay floating
    1998                                          $    124           1999-2001
    1997                                               214           1998-2001

Forward interest rate swap agreements:
    1998                                          $    100                1999           6.2%
    1997                                             1,460           1998-2000           7.0%

Forward foreign exchange contracts:
    1998                                          $    409                2004
    1997                                               579           1998-2004

Call options on GTE common stock:
    1998                                          $    315           1999-2006
    1997                                               380           1998-2006


GTE has entered into domestic interest rate swaps and forward interest rate swap agreements, where GTE pays fixed rates, as indicated in the previous table, and receives floating rates, primarily based on three-month LIBOR. At December 31, 1998 and 1997, the three-month LIBOR was 5.1% and 5.8%, respectively.

GTE's Canadian telephone subsidiaries have entered into interest rate swaps, where GTE pays floating rates, primarily Banker's Acceptance rates, and receives fixed Canadian Dollar treasury rates. At December 31, 1998 and 1997, the Banker's Acceptance rate was 5.1% and 4.8%, respectively.

Gains and losses recognized upon the expiration or settlement of forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated long-term debt issuance as a decrease or increase to interest expense. For 1998 and 1997, the net gains (losses) that are being amortized over future periods were $(85) million and $2 million, respectively.

The risk associated with these financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest and exchange rates as well as the market price of GTE's common stock. GTE carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of other financial instruments included in the consolidated balance sheets, other than long-term debt, closely approximate their carrying value. As of December 31, 1998 and 1997, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model, exceeded its carrying value by approximately $1.5 billion and $600 million, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 was as follows:

                                                  1998          1997
                                                --------      --------
                                                 (Dollars in Millions)
Land                                            $    349      $    369
Buildings                                          4,397         4,534
Plant and equipment                               51,489        45,715
Work in progress and other                         3,454         5,872
                                                --------      --------

  Total                                           59,689        56,490
Accumulated depreciation                         (34,823)      (32,410)
                                                --------      --------

  Total property, plant and equipment - net     $ 24,866      $ 24,080
                                                ========      ========

At December 31, 1998, total property, plant and equipment - net included approximately $1.6 billion of access lines and related equipment held for sale (see Note 3). This represents gross assets of $4.4 billion less accumulated depreciation of $2.8 billion.


12.  EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

GTE sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. Substantially all GTE employees are covered under defined benefit pension plans and postretirement health care and life insurance plans. Pension plans are generally noncontributory. Postretirement health care plans are generally contributory and include a limit on GTE's share of the cost for recent and future retirees. All of the following information is presented in accordance with the revised disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets for the years ended December 31, and a statement of funded status as of December 31:


                                        Pension Benefits    Other Postretirement Benefits
                                      --------------------  -----------------------------
                                        1998        1997         1998          1997
                                      -------      -------      -------      -------
                                                   (Dollars in Millions)
Benefit obligation at January 1       $ 8,649      $ 8,067      $ 4,104      $ 4,065
    Service cost                          293          259           44           43
    Interest cost                         651          618          234          240
    Plan amendments                        10          206          (34)          --
    Actuarial (gain) loss                 527          347         (272)         (43)
    Benefits paid                        (792)        (545)        (230)        (222)
    Curtailments and settlements          (85)        (339)          (2)         (11)
    Assets held for sale                 (435)          --         (175)          --
    Other                                 (29)          36           32           32
                                      -------      -------      -------      -------
Benefit obligation at December 31     $ 8,789      $ 8,649      $ 3,701      $ 4,104
                                      =======      =======      =======      =======


                                                     Pension Benefits     Other Postretirement Benefits
                                                  ----------------------  -----------------------------
                                                    1998          1997          1998         1997
                                                  --------      --------      --------      --------
                                                                  (Dollars in Millions)
Fair value of plan assets at January 1            $ 16,934      $ 15,097      $    524      $    416
    Actual return on plan assets                     2,511         2,689            83            44
    Company contributions                               45           105           217           253
    Benefits paid                                     (792)         (545)         (230)         (222)
    Settlements                                        (63)         (379)           --            --
    Assets held for sale                              (626)           --           (71)           --
    Other                                              (60)          (33)           33            33
                                                  --------      --------      --------      --------
Fair value of plan assets at December 31          $ 17,949      $ 16,934      $    556      $    524
                                                  ========      ========      ========      ========


Funded status as of December 31                   $  9,160      $  8,285      $ (3,145)     $ (3,580)
    Unrecognized transition asset                     (244)         (318)           --            --
    Unrecognized prior service cost (benefit)          241           261          (626)         (731)
    Unrecognized (gain) loss                        (4,626)       (4,171)          (50)          248
                                                  --------      --------      --------      --------

Net amount recognized                             $  4,531      $  4,057      $ (3,821)     $ (4,063)
                                                  ========      ========      ========      ========

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

                                                     Pension Benefits     Other Postretirement Benefits
                                                  ----------------------  -----------------------------
                                                    1998          1997          1998         1997
                                                  --------      --------      --------      --------
                                                                  (Dollars in Millions)
Prepaid pension costs                             $  4,927      $  4,361      $     --      $     --
Accrued benefit liability                             (396)         (304)       (3,821)       (4,063)
                                                  --------      --------      --------      --------
Net amount recognized                             $  4,531      $  4,057      $ (3,821)     $ (4,063)
                                                  ========      ========      ========      ========

The following table provides the components of net periodic benefit cost for the years ended December 31:

                                              Pension Benefits                Other Postretirement Benefits
                                     ---------------------------------      ---------------------------------
                                       1998         1997        1996          1998        1997         1996
                                     -------      -------      -------      -------      -------      -------
                                                                   (Dollars in Millions)
Service cost                         $   293      $   259      $   250      $    44      $    43      $    49
Interest cost                            651          618          593          234          240          255
Expected return on plan assets        (1,307)      (1,193)      (1,136)         (39)         (32)         (22)
Amortization of:
    Transition asset                     (76)         (89)         (96)          --           --           --
    Prior service cost (benefit)          26            9            9          (79)         (75)         (53)
    Net gain                             (60)         (42)         (51)          (9)          (4)          (1)
Curtailments and settlements             (35)        (269)         (70)          (2)          --           --
                                     -------      -------      -------      -------      -------      -------

Net periodic benefit cost            $  (508)     $  (707)     $  (501)     $   149      $   172      $   228
                                     =======      =======      =======      =======      =======      =======

In addition to the net periodic benefit costs reported in the previous table, GTE recognized one-time costs for special termination benefits provided under voluntary and involuntary separation programs of $19 million, $64 million and $20 million in 1998-1996, respectively. Curtailment and settlement gains or losses related to these programs, divestitures occurring during the period and benefit obligations settled through the purchase of annuities for certain retiree pensions are reflected in the above table.

The weighted-average assumptions used in measuring the Company's benefit obligations as of December 31 are as follows:

                                 Pension Benefits  Other Postretirement Benefits
                                 ----------------  -----------------------------
                                  1998      1997         1998      1997
                                  ----      ----         ----      ----
Discount rate                     7.00%     7.25%        7.00%     7.25%
Rate of compensation increase     4.75%     5.00%          --        --

The expected return on pension plan assets for 1998 and 1997 was 9.00%. The expected return on other postretirement benefits plan assets for 1998 and 1997 was 8.00%.

The assumed health care cost trend rate is 6.75% in 1999 and is assumed to decrease gradually to an ultimate rate of 5.50% in the year 2004. A one percentage point change in the assumed health care cost trend rate would have the following effects on the Company's other postretirement benefits:

                                                                    1% Increase  1% Decrease
                                                                    -----------  -----------
                                                                     (Dollars in Millions)
Effect on 1998 service and interest costs                             $  25        $ (23)
Effect on postretirement benefit obligation as of December 31, 1998     241         (223)

SAVINGS AND STOCK OWNERSHIP PLANS

GTE sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, GTE provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $95 million, $76 million and $80 million in the years 1998-96, respectively.

GTE also maintains an Employee Stock Ownership Plan (ESOP). In 1989, the ESOP borrowed $700 million to acquire, at market value, 24.6 million shares of GTE common stock, which will be used to meet GTE's contributions to certain employee savings plans through the year 2004. The unpaid balance of the loan, which has been guaranteed by GTE, is included in the accompanying consolidated balance sheets as long-term debt and short-term obligations with a similar reduction in shareholders' equity. The debt service payments, including interest, made by the ESOP for the years 1998-96 totaled $100 million, $96 million and $92 million, respectively. These payments were funded by $47 million, $49 million and $45 million of dividends accumulated on the GTE stock held by the ESOP and by $53 million, $47 million and $47 million of cash contributions by GTE in 1998-96, respectively.


13.  INCOME TAXES

Income before income taxes is as follows:

              1998       1997       1996
             ------     ------     ------
                 (Dollars in Millions)
Domestic     $3,246     $3,720     $3,799
Foreign         799        698        613
             ------     ------     ------
  Total      $4,045     $4,418     $4,412
             ======     ======     ======

The income tax provision (benefit) before extraordinary charges is as follows:

                                                          1998         1997         1996
                                                         -------      -------      -------
                                                                 (Dollars in Millions)
Current:
  Federal                                                $   612      $   725      $   851
  Foreign                                                    293          256          241
  State and local                                            177          187          107
                                                         -------      -------      -------
                                                           1,082        1,168        1,199
                                                         -------      -------      -------
Deferred:
  Federal                                                    451          451          399
  Foreign                                                    (14)         (26)         (38)
  State and local                                             56           65           97
                                                         -------      -------      -------
                                                             493          490          458
                                                         -------      -------      -------

Amortization of deferred investment tax credits              (22)         (34)         (43)
                                                         -------      -------      -------

    Total provision                                      $ 1,553      $ 1,624      $ 1,614
                                                         =======      =======      =======

The amortization of deferred investment tax credits relates to the amortization of investment tax credits previously deferred by GTE's telephone subsidiaries.

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the consolidated statements of income is as follows:

                                                          1998          1997        1996
                                                         -------      -------      -------
                                                               (Dollars in Millions)
Amounts computed at statutory rates                      $ 1,416      $ 1,546      $ 1,544
State and local income taxes, net of federal benefit         151          164          133
Minority interests and preferred stock dividends              54           44           44
Amortization of investment tax credits                       (22)         (34)         (43)
Other differences - net                                      (46)         (96)         (64)
                                                         -------      -------      -------
    Total provision                                      $ 1,553      $ 1,624      $ 1,614
                                                         =======      =======      =======

The tax effects of temporary differences that give rise to the deferred income tax (benefits) and deferred income tax liabilities at December 31 are as follows:


                                                                       1998          1997
                                                                      -------      -------
                                                                      (Dollars in Millions)
Depreciation and amortization                                         $ 1,625      $ 1,830
Employee benefit obligations                                           (1,810)      (1,873)
Prepaid pension costs                                                   1,688        1,439
Other - net                                                               278          335
                                                                      -------      -------
    Net deferred tax liability                                        $ 1,781      $ 1,731
                                                                      =======      =======


14.  EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The number of shares included in diluted earnings per common share for the potential issuance of common shares was 5.2 million in 1998, 4.3 million in 1997, and 3.4 million in 1996. Certain outstanding options to purchase common shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including 1.0 million shares during 1998, 8.5 million shares during 1997, and 8.7 million shares during 1996.

15.  SEGMENT REPORTING

Effective December 31, 1998, GTE adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports.

The Company has two operating units, its National Operations and its International Operations, and a Corporate group. The National Operations are further segmented along product lines although certain activities such as marketing and data processing are managed on a common basis. The costs of activities managed on a common basis are allocated to the product segments based on usage, where possible, or other factors depending on the nature of the activity. The International Operations are organized by country. For the most part, the National and the International Operations are independent of each other and the various countries comprising the International Operations are independent of each other. Affiliated transactions that occur are based on market prices.

The three major product segments (reportable segments) within National Operations are Network Services, Wireless Products and Services, and Data Products and Services.

Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long-distance carriers to complete calls to or from locations outside of GTE's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, operator assistance and inventory management services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas. The intersegment revenues at Network Services primarily represent local telephone services provided at market rates to GTE's national sales and marketing organization, which markets bundled telecommunication services, and sales of inventory management services to other GTE companies.

Wireless Products and Services provides wireless communications services (both voice and data) within licensed areas in the U.S., sells cellular telephones and accessories and provides support services to other cellular telephone companies.

The Data Products and Services segment offers a wide range of advanced data and Internet-related services, including dedicated and dial-up access to the Internet and a variety of value-added Internet services such as managed network security, Web-server hosting, application development and systems integration services. GTE's Data Products and Services segment was created in 1997 after the acquisition of BBN Corporation.

The Company's National Operations also include GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone. GTE Technology and Systems is primarily composed of GTE Government Systems, a provider of communications and intelligence systems to the military and federal government. GTE Communications provides nationwide long-distance service, video services in selected markets and bundled telecommunications services through its national sales and marketing organization. GTE Directories publishes telephone directories for which it receives advertising revenue and develops and markets online advertising and information services for consumers and advertisers on the Internet. The advertising revenue for directories published in Network Services' operating areas is split and a portion is recognized as revenue by Network Services (approximately 60%) and a portion is recognized as revenue by GTE Directories (approximately 40%). GTE Airfone provides aircraft-passenger telecommunications services.

The national sales and marketing organization was created during the second half of 1997 and has incurred significant start-up costs as it grows GTE's long-distance customer base and develops the employee skills and systems capabilities necessary to offer bundled telecommunications services on one bill.

GTE's International Operations (the fourth reportable segment) provide telecommunications services in Canada, the Dominican Republic and Argentina and operate directory advertising companies in Europe and Central America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include a full-service telecommunications company in Venezuela, a paging network in China and a nationwide digital-cellular network in Taiwan.

As described in Note 3, during the year, the Company decided to sell approximately 1.6 million domestic access lines, as well as GTE Government Systems and GTE Airfone, and to exit certain other business activities. The amount of the special charge applicable to each business segment that was recorded to recognize the effect of these decisions is included in operating income in the following tables.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Operating income includes profit on sales to affiliates. The related intersegment eliminations for National Operations are included in Other National Operations.

Segment results for the periods ended December 31 were as follows:

                                             1998          1997          1996
                                           --------      --------      --------
                                                  (Dollars in Millions)
NATIONAL OPERATIONS:
    NETWORK SERVICES
       Revenues and sales
          Local services                   $  5,814      $  5,530      $  5,130
          Network access services             5,316         4,896         4,589
          Toll services                         859         1,251         1,525
          Directory services and other        3,259         2,847         2,311
                                           --------      --------      --------

              Total revenues                 15,248        14,524        13,555

                 Intersegment revenues         (305)         (220)          (92)
                                           --------      --------      --------

              Total external revenues      $ 14,943      $ 14,304      $ 13,463
                                           ========      ========      ========

       Operating income (a)                $  4,817      $  4,726      $  3,889
       Special charges                          171            --            --
       Depreciation and amortization          2,591         2,605         2,642
       Capital expenditures                   3,362         3,245         2,581
       Total assets                          23,287        22,883        21,602

    WIRELESS PRODUCTS AND SERVICES
       Revenues and sales
          Service revenues                 $  2,687      $  2,549      $  2,347
          Equipment sales and other             383           373           287
                                           --------      --------      --------

              Total revenues               $  3,070      $  2,922      $  2,634
                                           ========      ========      ========

       Operating income (a)                $    647      $    437      $    482
       Special charges                           91            --            --
       Depreciation and amortization            435           428           398
       Capital expenditures                     461           396           671
       Total assets                           5,783         5,889         6,087

    DATA PRODUCTS AND SERVICES
       Revenues and sales
          Data revenues                    $    784      $    279      $     --
          Intersegment revenues                 (36)          (11)           --
                                           --------      --------      --------

              Total external revenues      $    748      $    268      $     --
                                           ========      ========      ========

       Operating loss                      $   (526)     $   (347)     $     --
       Depreciation and amortization            128            88            --
       Capital expenditures                     593           326            --
       Total assets                           2,041         1,284            --

                                              1998          1997          1996
                                            --------      --------      --------
                                                  (Dollars in Millions)
    OTHER NATIONAL OPERATIONS
       Revenues and sales
          GTE Technology and Systems        $  1,423      $  1,271      $  1,204
          GTE Communications                   1,063           630           333
          Other, including eliminations          651           746           875
                                            --------      --------      --------

              Total revenues                $  3,137      $  2,647      $  2,412
                                            ========      ========      ========

       Operating income (loss) (a)          $   (438)     $    (43)     $    341
       Special charges                           397            --            --
       Depreciation and amortization             196           250           260
       Capital expenditures                      481           477           209
       Total assets                            2,556         1,871         1,471


INTERNATIONAL OPERATIONS:
       Revenues and sales
          Local services                    $  1,219      $  1,076      $    930
          Toll services                          907           883           932
          Wireless services                      422           265           215
          Directory services and other           786           678           634
                                            --------      --------      --------

              Total revenues                $  3,334      $  2,902      $  2,711
                                            ========      ========      ========

       Operating income (a)                 $    834      $    726      $    691
       Special charges                            38            --            --
       Depreciation and amortization             459           523           463
       Equity income                             110            85            87
       Capital expenditures                      657           648           580

       Revenues by country
          Canada                            $  2,415      $  2,262      $  2,191
          Dominican Republic and other           919           640           520
                                            --------      --------      --------

              Total revenues                $  3,334      $  2,902      $  2,711
                                            ========      ========      ========

       Assets by country
          Canada                            $  2,979      $  3,847      $  3,984
          Venezuela                            1,727         1,622         1,464
          Argentina                            1,129           217           116
          Dominican Republic and other         1,450         1,191           952
                                            --------      --------      --------

              Total assets                  $  7,285      $  6,877      $  6,516
                                            ========      ========      ========


CONSOLIDATED REVENUES                       $ 25,473      $ 23,260      $ 21,339
CONSOLIDATED OPERATING INCOME (a)              5,336         5,611         5,488
TOTAL SPECIAL CHARGES                            755            --            --
CONSOLIDATED ASSETS                           43,615        42,142        38,422

(a) Includes special charges in 1998.

16.  COMMITMENTS AND CONTINGENCIES

GTE has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $464 million, $399 million and $392 million in 1998-96, respectively. Minimum rental commitments under noncancelable leases are $249 million, $213 million, $179 million, $127 million and $99 million for the years 1999-2003, respectively, and aggregate $738 million thereafter.

GTE and its subsidiaries and affiliates are subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions, government contracts and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the results of operations or the financial position of GTE.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, GTE's National and International Operations face increasing competition in virtually all aspects of their business. In addition, to achieve its growth objectives, GTE has made significant investments to expand its service capability in the area of data communications and to establish a national sales and marketing organization to provide a bundle of voice and data communication products to customers. While GTE management believes that it will be successful in implementing these new initiatives, there are uncertainties associated with its ability to grow to the levels targeted and its ability to do so within the planned timeframes or investment levels.


17.  ADDITIONAL INCOME STATEMENT INFORMATION

The table below provides additional financial information related to GTE's consolidated income statements:

                                                      Years Ended December 31,
                                                 ---------------------------------
                                                   1998         1997        1996
                                                 -------      -------      -------
                                                         (Dollars in Millions)
Interest expense                                 $ 1,397      $ 1,283      $ 1,146
Interest capitalized                                 (27)         (48)         (61)
Interest income                                     (117)         (90)         (59)
                                                 -------      -------      -------
  Total Interest - net                           $ 1,253      $ 1,145      $ 1,026
                                                 =======      =======      =======

Minority interests                               $   290      $   245      $   239
Preferred dividends                                    8           12           17
Equity in income of unconsolidated companies        (240)        (217)        (201)
Other (income) expense                               (20)           8           (5)
                                                 -------      -------      -------
  Total Other - Net                              $    38      $    48      $    50
                                                 =======      =======      =======

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        1st Qtr (a)  2nd Qtr   3rd Qtr     4th Qtr
                                        ----------- --------   --------    --------
                                       (Dollars in Millions, Except Per-Share Amounts)
1998
Revenues and sales                      $  5,885    $  6,277   $  6,480    $  6,831
Operating income                             592       1,432      1,650       1,662
Net income (loss)                           (178)        673        822         855

Earnings (loss) per common share:
    Basic                               $   (.18)   $    .70   $    .85    $    .89
    Diluted                             $   (.18)   $    .69   $    .85    $    .88

Dividends declared                      $    .47    $    .47   $    .47    $    .47

Stock market price:
    High                                $  60.50    $  64.38   $  58.69    $  71.81
    Low                                    47.94       55.25      46.75       53.94
    Close                                  59.88       55.63      55.00       65.00

(a) In the first quarter of 1998, the Company recorded pretax special charges of $755 million ($482 million after-tax), and after-tax extraordinary charges of $320 million (see Notes 3 and 4).

                                         1st Qtr   2nd Qtr     3rd Qtr     4th Qtr
                                        --------   --------    --------    --------
                                       (Dollars in Millions, Except Per-Share Amounts)
1997
Revenues and sales                      $  5,281   $  5,692    $  5,940    $  6,347
Operating income                           1,346      1,406       1,487       1,372
Net income                                   665        671         756         702

Earnings per common share:
    Basic                               $    .69   $    .70    $    .79    $    .73
    Diluted                             $    .69   $    .70    $    .79    $    .73

Dividends declared                      $    .47   $    .47    $    .47    $    .47

Stock market price:
    High                                $  49.38   $  47.50    $  48.38    $  52.25
    Low                                    43.13      41.13       42.88       40.50
    Close                                  46.63      43.88       45.38       52.25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of GTE Corporation:

We have audited the accompanying consolidated balance sheets of GTE Corporation (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, as set forth under Item 8 of this report. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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






Dallas, Texas                                               ARTHUR ANDERSEN LLP
January 28, 1999

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



Charles R. Lee
Chairman and
Chief Executive Officer




Daniel P. O'Brien
Executive Vice President - Finance
and Chief Financial Officer

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant as of December 31, 1998 (a).

                           EXECUTIVE OFFICERS OF GTE


                                                                                                 Date Assumed
        Name (b)                                   Title                            Age        Present Position
------------------------   ----------------------------------------------------     ---        ----------------
Charles R. Lee             Chairman and Chief Executive Officer                      59             May 1992

Kent B. Foster             President                                                 55            June 1995

Michael T. Masin           Vice Chairman and President - International               54            June 1995

Thomas W. White            Senior Executive Vice President - Market Operations,      52            June 1997
                               GTE Service Corporation

William P. Barr (c)        Executive Vice President - Government and Regulatory      48            June 1997
                               Advocacy and General Counsel

James A. Attwood, Jr. (d)  Executive Vice President - Strategic Development and      40            July 1998
                           Planning

Armen Der Marderosian      Executive Vice President - Technology and Systems         61            June 1997

J. Randall MacDonald       Executive Vice President - Human Resources and            50            June 1997
                           Administration

Daniel P. O'Brien          Executive Vice President - Finance and Chief              44            June 1998
                           Financial Officer

Mary Beth Bardin           Senior Vice President - Public Affairs and                44         January 1998
                           Communications

Paul R. Shuell             Vice President and Controller                             51           April 1998

Jan L. Deur                Acting Treasurer                                          54          August 1998

(a) Reference is made to GTE's Proxy Statement covering its 1999 Annual Meeting of Shareholders, which is incorporated herein by reference, for information concerning directors of GTE.

(b) Prior to serving as executive officers of GTE, each of the officers named has been employed in high-level management positions by GTE or a GTE subsidiary for more than five years, with the exception of William
         P. Barr and James A. Attwood, Jr.

(c) Mr. Barr was elected Executive Vice President - Government and Regulatory Advocacy and General Counsel effective June 5, 1997. He had served as Senior Vice President and General Counsel since 1994. Prior to joining GTE, he was a partner in the Washington, D.C. office of the law firm of Shaw, Pittman, Potts & Trowbridge since 1993. He served as Attorney General of the United States from 1991 to 1993. Mr. Barr joined the Department of Justice as Assistant Attorney General in charge of the Office of Legal Counsel in 1989, and subsequently served as Deputy Attorney General prior to his appointment as Attorney General.

(d) Mr. Attwood was appointed Executive Vice President - Strategic Development and Planning in July 1998. He had previously served as Vice President - International Business Development. Mr. Attwood joined GTE in 1996 as Vice President - Corporate Planning and Development after more than ten years in the investment banking division of Goldman, Sachs & Co. in New York and Tokyo.

Item 11.  Executive Compensation

This information is incorporated by reference from GTE's Proxy Statement covering its 1999 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference from GTE's Proxy Statement covering its 1999 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

This information is incorporated by reference from GTE's Proxy Statement covering its 1999 Annual Meeting of Shareholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements:

            Consolidated Financial Statements - GTE Corporation and
              Subsidiaries:

            See GTE's consolidated financial statements and report of independent public accountants thereon in the Financial Statements section included elsewhere herein.

         2. Financial Statement Schedules:

            Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1998 - 1996 (as required):

                II - Valuation and Qualifying Accounts

         Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

         3. Exhibits:

                See "Index of Exhibits" included elsewhere herein.

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of 1998.

GTE Corporation and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------------------------------------------
               Column A               Column B                 Column C                 Column D        Column E
---------------------------------    -----------    -----------------------------     ------------   -------------
                                                              Additions
                                                    -----------------------------
                                     Balance at                        Charged        Deductions
                                     Beginning      Charged to      (Credited) to         from        Balance at
            Description              of Year         Income        Other Accounts     Reserves (1)   Close of Year
---------------------------------    ----------     ----------     --------------     ------------   -------------
                                                                 (Dollars in Millions)
December 31, 1998
-----------------
   Allowance for uncollectible
     accounts                        $  333         $  470          $   82 (2)          $  490          $  395
                                     ======         ======          ======              ======          ======

   Accrued discontinuance and
     business repositioning costs    $  239         $   17          $   17 (3)          $   50          $  223
                                     ======         ======          ======              ======          ======

   Special charge reserve            $   --         $  755 (4)      $   --              $  642          $  113
                                     ======         ======          ======              ======          ======

December 31, 1997
-----------------
   Allowance for uncollectible
     accounts                        $  299         $  418          $   36 (2)          $  420          $  333
                                     ======         ======          ======              ======          ======

   Accrued discontinuance and
     business repositioning costs    $  254         $    5          $   --              $   20          $  239
                                     ======         ======          ======              ======          ======


December 31, 1996
-----------------
   Allowance for uncollectible
     accounts                        $  263         $  376          $  240 (2)          $  580          $  299
                                     ======         ======          ======              ======          ======

   Accrued discontinuance and
     business repositioning costs    $  258         $    9          $    1              $   14          $  254
                                     ======         ======          ======              ======          ======

   Accrued telephone
     restructuring costs             $  512         $   --          $ (214)(5)          $  298          $   --
                                     ======         ======          ======              ======          ======



NOTES:

(1)  Charges for which reserve was created.
(2)  Recoveries of amounts written off in prior years.
(3) Primarily represents a reserve for a retention program established during 1998 related to the proposed merger with Bell Atlantic.
(4) Represents special charges for asset realization, restructuring and workforce reduction and various other charges (including the impact of regulatory rulings).
(5) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to accounts payable and accrued expenses.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         GTE CORPORATION
                                                --------------------------------
                                                           (Registrant)

Date  March 6, 1999                          By       /s/ Paul R. Shuell
      --------------                            --------------------------------
                                                          Paul R. Shuell
                                                  Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles R. Lee       Chairman of the Board and                March 6, 1999
---------------------    Chief Executive Officer
Charles R. Lee           (Principal Executive Officer)



/s/ Daniel P. O'Brien    Executive Vice President -               March 6, 1999
---------------------    Finance and Chief Financial Officer
Daniel P. O'Brien        (Principal Financial Officer)



/s/ Paul R. Shuell       Vice President and Controller            March 6, 1999
---------------------    (Principal Accounting Officer)
Paul R. Shuell

                             ----------------------



/s/ Edwin L. Artzt       Director                                March 6, 1999
--------------------
Edwin L. Artzt

/s/ James R. Barker      Director                                March 6, 1999
--------------------
James R. Barker

/s/ Edward H. Budd       Director                                March 6, 1999
--------------------
Edward H. Budd

/s/ Robert F. Daniell    Director                                March 6, 1999
--------------------
Robert F. Daniell

/s/ Kent B. Foster       Director                                March 6, 1999
--------------------
Kent B. Foster

/s/ James L. Johnson     Director                                March 6, 1999
--------------------
James L. Johnson

/s/ James L. Ketelsen    Director                                March 6, 1999
--------------------
James L. Ketelsen

/s/ Charles R. Lee       Director                                March 6, 1999
--------------------
Charles R. Lee

/s/ Michael T. Masin     Director                                March 6, 1999
--------------------
Michael T. Masin

/s/ Sandra O. Moose      Director                                March 6, 1999
--------------------
Sandra O. Moose

/s/ Russell E. Palmer    Director                                March 6, 1999
--------------------
Russell E. Palmer

/s/ John W. Snow         Director                                March 6, 1999
--------------------
John W. Snow

/s/ Robert D. Storey     Director                                March 6, 1999
--------------------
Robert D. Storey

                              INDEX OF EXHIBITS

Exhibit
Number                                 Description
-------         ---------------------------------------------------------------
3.1             Articles of Incorporation, as restated
3.2(a)          By-Laws of GTE Corporation
10.1(b)         Material Contracts - Deferred Compensation Plan for Non-Employee
                Members of the Board of Directors of GTE Corporation
10.2(c)         Material Contracts - Form of Executive Severance Agreement
                between GTE Service Corporation and certain key executives
10.3(d)         Material Contracts - Employment Agreements between GTE Service
                Corporation and certain key executives
10.4(e)         Material Contracts - Supplemental Executive Retirement Plan
10.5(f)         Material Contracts - Long-Term Incentive Plan
10.6(g)         Material Contracts - Executive Incentive Plan
10.7(h)         Material Contracts - Executive Retired Life Insurance Plan
10.8(i)         Material Contracts - Directors' Deferred Stock Unit Plan
10.9(j)         Material Contracts - Charitable Awards Program
10.10           Material Contracts - Executive Salary Deferral Plan, as amended
10.11           Material Contracts - Retention Agreement between GTE and Armen
                Der Marderosian
                Note: Confidential portions of this agreement have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
10.12           Material Contracts - Form of Retention Agreement between GTE and each of Charles R. Lee, Kent B. Foster, Michael T. Masin, Thomas
                W. White, William P. Barr, James A. Attwood, Jr., J. Randall
                MacDonald and Daniel P. O'Brien
10.13           Material Contracts - Form of Retention Agreement between GTE and each of Mary Beth Bardin, Paul R. Shuell and Jan L. Deur
11              Statement re: Calculation of Earnings (Loss) per Common Share
12              Statement re: Calculation of the Consolidated Ratio of Earnings
                to Fixed Charges
21              Significant Subsidiaries of Registrant
23              Consent of Independent Public Accountants
27              Financial Data Schedule

-----------
(a) GTE's By-Laws were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-61661). An amendment to GTE's By-Laws was filed as an exhibit to GTE's 1997 Form 10-K. These documents are incorporated herein by reference.

(b) GTE's Deferred Compensation Plan for Non-Employee Members of the Board of Directors of GTE Corporation was filed as an exhibit to GTE's 1997 Form 10-K, and is incorporated herein by reference. An amendment to this plan is filed with this Form 10-K.

(c) Form of Executive Severance Agreement with each of Armen Der Marderosian and Thomas W. White is filed with this Form 10-K. Form of Executive Severance Agreements with certain key executives of GTE (except for those previously discussed in this note) were filed as exhibits to GTE's Form 10-Q for the quarter ended September 30, 1998, and are incorporated herein by reference.

(d) Employment Agreements between GTE Service Corporation and each of Charles R. Lee, Kent B. Foster and Michael T. Masin are filed with this Form 10-K. Employment Agreements with certain key executives of GTE (except for those previously discussed in this note) were filed as exhibits to GTE's Form 10-Q for the quarter ended September 30, 1998 and GTE's 1997 Form 10-K, and are incorporated herein by reference.

(e) GTE's Supplemental Executive Retirement Plan was filed as an exhibit to GTE's 1991 Form 10-K, and is incorporated herein by reference. Amendments were filed with GTE's 1992, 1993 and 1994 Forms 10-K, and are incorporated herein by reference.

(f) GTE's Long-Term Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement, and is incorporated herein by reference. An amendment to this plan is filed with this Form 10-K.

(g) GTE's Executive Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement, and is incorporated herein by reference. An amendment to this plan is filed with this Form 10-K.

(h) GTE's Executive Retired Life Insurance Plan was filed as an exhibit to GTE's 1991 Form 10-K, and is incorporated herein by reference. Amendments were filed with GTE's 1992 and 1993 Forms 10-K, and are incorporated herein by reference.

(i) GTE's Directors' Deferred Stock Unit Plan was filed as an exhibit to GTE's 1997 Form 10-K, and is incorporated herein by reference.

(j) GTE's Charitable Awards Program was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.