Form 10-Q
period 1999-03-31
GTE CORP
filed 1999-05-13
CIK 40858

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

                 For the quarterly period ended: MARCH 31, 1999

                                       or

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

                                                           YES [X] NO [ ]

The Company had 971,718,818 shares of $.05 par value common stock outstanding (excluding 21,580,442 treasury shares) at April 30, 1999.


================================================================================

PART I. FINANCIAL INFORMATION


                        GTE CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                    ------------------------------
                                                       1999              1998
                                                    ------------      ------------
                                                         (Dollars in Millions,
                                                       Except Per-Share Amounts)
REVENUES AND SALES                                  $      5,879      $      5,885

OPERATING COSTS AND EXPENSES
     Cost of services and sales                            2,617             2,498
     Selling, general and administrative                     981             1,071
     Depreciation and amortization                           920               969
     Special items                                          (321)              755
                                                    ------------      ------------

        Total operating costs and expenses                 4,197             5,293
                                                    ------------      ------------

OPERATING INCOME                                           1,682               592

OTHER (INCOME) EXPENSE
     Interest - net                                          309               289
     Other - net                                             (70)               23
                                                    ------------      ------------

Income before income taxes                                 1,443               280
     Income taxes                                            531               138
                                                    ------------      ------------

Income before extraordinary charges                          912               142
     Extraordinary charges                                   (30)             (320)
                                                    ------------      ------------

NET INCOME (LOSS)                                   $        882      $       (178)
                                                    ============      ============




BASIC EARNINGS (LOSS) PER COMMON SHARE
     Before extraordinary charges                   $        .94      $        .15
     Extraordinary charges                                  (.03)             (.33)
                                                    ------------      ------------

        NET INCOME (LOSS)                           $        .91      $       (.18)
                                                    ============      ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Before extraordinary charges                   $        .93      $        .15
     Extraordinary charges                                  (.03)             (.33)
                                                    ------------      ------------

        NET INCOME (LOSS)                           $        .90      $       (.18)
                                                    ============      ============


AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS)
     Basic                                                   969               959
     Diluted                                                 976               968


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                     March 31,       December 31,
                                                                       1999              1998
                                                                   ------------      ------------
                                                                        (Dollars in Millions)
ASSETS
Current Assets
    Cash and cash equivalents                                      $        441      $        467
    Receivables, less allowances of $489 and $395                         4,481             4,785
    Inventories and supplies                                                690               668
    Net assets held for sale                                                294               274
    Other                                                                   561               587
                                                                   ------------      ------------

       Total current assets                                               6,467             6,781
                                                                   ------------      ------------


Property, plant and equipment, at cost                                   55,027            59,689
Accumulated depreciation                                                (31,871)          (34,823)
                                                                   ------------      ------------

       Total property, plant and equipment, net
         (including $1,600 held for sale)                                23,156            24,866
                                                                   ------------      ------------


Prepaid pension costs                                                     5,019             4,927
Franchises, goodwill and other intangibles, net of accumulated
    amortization of $866 and $819                                         3,144             3,144
Investments in unconsolidated companies                                   3,706             2,210
Other assets                                                              1,609             1,687
                                                                   ------------      ------------

Total assets                                                       $     43,101      $     43,615
                                                                   ============      ============


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                     March 31,       December 31,
                                                                       1999              1998
                                                                   ------------      ------------
                                                                         (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Short-term obligations, including current maturities           $      4,326      $      4,148
    Accounts payable and accrued expenses                                 4,016             4,138
    Taxes payable                                                         1,147             1,071
    Other                                                                   918               998
                                                                   ------------      ------------

       Total current liabilities                                         10,407            10,355
                                                                   ------------      ------------


Long-term debt                                                           14,320            15,418
Employee benefit plans                                                    4,331             4,404
Deferred income taxes                                                     2,541             1,948
Minority interests in equity of subsidiaries                              1,468             1,984
Other liabilities                                                           713               740
                                                                   ------------      ------------

       Total liabilities                                                 33,780            34,849
                                                                   ------------      ------------


Shareholders' Equity
    Common stock (992,641,879 and 991,374,778 shares issued)                 50                50
    Additional paid-in capital                                            7,969             7,884
    Retained earnings                                                     3,168             2,740
    Accumulated other comprehensive loss                                   (396)             (375)
    Guaranteed ESOP obligations                                            (495)             (509)
    Treasury stock (22,264,866 and 23,377,388 shares, at cost)             (975)           (1,024)
                                                                   ------------      ------------

       Total shareholders' equity                                         9,321             8,766
                                                                   ------------      ------------

Total liabilities and shareholders' equity                         $     43,101      $     43,615
                                                                   ============      ============


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
                                                                                  (Dollars in Millions)
OPERATIONS
    Income before extraordinary charges                                       $        912      $        142
    Adjustments to reconcile income before extraordinary
       charges to net cash from operations:
         Depreciation and amortization                                                 920               969
         Special items                                                                (321)              755
         Changes in current assets and current liabilities, excluding the
             effects of acquisitions and dispositions                                  (28)             (437)
         Deferred income taxes and other - net                                          46               (96)
                                                                              ------------      ------------
       Net cash from operations                                                      1,529             1,333
                                                                              ------------      ------------

INVESTING
    Capital expenditures                                                              (935)           (1,079)
    Acquisitions and investments                                                      (373)              (35)
    Other - net                                                                         44                59
                                                                              ------------      ------------
       Net cash used in investing                                                   (1,264)           (1,055)
                                                                              ------------      ------------

FINANCING
    Common stock issued                                                                135               137
    Long-term debt issued                                                              222               846
    Long-term debt and preferred securities retired                                   (864)           (1,711)
    Dividends paid                                                                    (454)             (451)
    Increase in short-term obligations, excluding current maturities                   724             1,251
    Other - net                                                                        (54)              (54)
                                                                              ------------      ------------
       Net cash from (used in) financing                                              (291)               18
                                                                              ------------      ------------

Increase (decrease) in cash and cash equivalents                                       (26)              296

Cash and cash equivalents:
    Beginning of period                                                                467               551
                                                                              ------------      ------------
    End of period                                                             $        441      $        847
                                                                              ============      ============




The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by GTE Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 1999 presentation.


NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 which is effective January 1, 2000.


NOTE 3.  SPECIAL ITEMS

         1999 SPECIAL ITEMS

Reported results for 1999 include a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS, as described in Note 7. The after-tax impact of this gain is $308 million, or $.31 per diluted share.

Reported results for 1999 also include special charges of $192 million ($119 million after-tax, or $.12 per diluted share) associated with voluntary and involuntary employee separation programs completed in early April 1999. The components of the charge include separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees.

         1998 SPECIAL ITEMS

During the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded a pretax charge of $755 million, $482 million after-tax, or $.50 per diluted share, for the year.

During the first quarter of 1998, the Company decided to sell GTE Government Systems Corporation, GTE Airfone Incorporated, and approximately 1.6 million domestic access lines located in 13 states. The sales of GTE Government Systems and GTE Airfone are expected to close in 1999 and, accordingly, their net assets have been reclassified to "Net assets held for sale" in the condensed consolidated balance sheets. It is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $1.6 billion, continues to be reported in "Property, plant and equipment, net" in the condensed consolidated balance sheets. Based on the decision to sell, the Company stopped recording depreciation expense for these assets.

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

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued



During the first quarter of 1998, the Company also committed to a plan to exit a number of other nonstrategic business activities and took other strategic actions that resulted in additional pretax charges of $555 million.

The following summarizes the total 1998 special charges by major category and by business unit affected:

                                                                                              Remaining Liability
                                             Initial Charge             Cash Payments         as of March 31, 1999
                                           -------------------       -------------------      -------------------
                                                                    (Dollars in Millions)
Major Category:
    Asset impairments                      $               483       $                --      $                --
    Exit costs                                              34                        11                       23
    Employee related and other actions
       Severance                                            77                        49                       28
       Other                                                30                        26                        4
    Other actions                                          131                       113                       18
                                           -------------------       -------------------      -------------------
       Total                               $               755       $               199      $                73
                                           ===================       ===================      ===================

Business Unit:
    National Operations
       Network Services                    $               171       $               143      $                18
       Wireless Products and Services                       91                        14                       21
       Other National Operations                           397                         7                       --
    International Operations                                38                        --                       11
    Corporate and other                                     58                        35                       23
                                           -------------------       -------------------      -------------------
       Total                               $               755       $               199      $                73
                                           ===================       ===================      ===================

The strategic actions to which the charges relate were substantially completed as planned or will be completed during 1999. There have been no adjustments to the liability as originally recorded in the first quarter of 1998.

NOTE 4.  EXTRAORDINARY CHARGES

During the first quarter of 1999, GTE repurchased $338 million of high-coupon debt through a public tender offer prior to the maturity date, resulting in a one-time, after-tax extraordinary charge of $30 million (net of tax benefits of $16 million), or $.03 per diluted share.

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share, resulting from the discontinued use of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by GTE's Canadian operations, and the early retirement of long-term debt and preferred securities.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued



NOTE 5.  COMPREHENSIVE INCOME

The components of total comprehensive income (loss) are presented in the following table:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
                                                                                   (Dollars in Millions)
Net income (loss)                                                             $        882      $       (178)
Other comprehensive income (loss):
     Foreign currency translation adjustments                                           (9)               14
     Unrealized gains (losses) on securities, net of taxes of $(6) and $3              (12)                5
                                                                              ------------      ------------
       Subtotal                                                                        (21)               19
                                                                              ------------      ------------
Total comprehensive income (loss)                                             $        861      $       (159)
                                                                              ============      ============

NOTE 6.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, GTE capitalizes and amortizes the cost of all internal-use software, including network-related software it previously expensed. The net book value of capitalized software at March 31, 1999 and December 31, 1998, respectively, is as follows:

                                                              March 31, 1999      December 31, 1998
                                                            -----------------     -----------------
                                                                      (Dollars in Millions)
Capitalized software, net book value
    Network                                                 $              35     $              --
    Non-network                                                           348                   301
                                                            -----------------     -----------------
       Total                                                $             383     $             301
                                                            =================     =================


NOTE 7.  ACCOUNTING FOR INTERNATIONAL INVESTMENTS

At December 31, 1998, GTE had a 50.8% ownership interest in BC TELECOM, Inc. (BC TELECOM), a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company called BCT.TELUS Communications, Inc. GTE's ownership interest in the merged company, BCT.TELUS, is 26.7% and, as such, during the first quarter of 1999, the Company changed the accounting for its investment from full consolidation to the equity method.

CTI Holdings, S.A. (CTI), is a consortium providing cellular services in the north and south interior regions of Argentina. During the fourth quarter of 1998, GTE increased its ownership interest in CTI and changed the accounting for its investment from the equity method to full consolidation.

NOTE 8.  SEGMENT REPORTING

GTE has four reportable segments. As described below, three reportable segments are within GTE's National Operations unit and the fourth reportable segment is the International Operations unit. The three major product segments (reportable segments) within National Operations are Network Services, Wireless Products and Services, and Data Products and Services. See Note 7 describing changes in accounting for investments at GTE's International Operations.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued



For the most part, the National and the International Operations are independent of each other and the various countries comprising the International Operations are independent of each other. Within National Operations, the costs of certain activities which are managed on a common basis are allocated to the segments based on usage, where possible, or other factors depending on the nature of the activity.

Affiliated transactions that occur are based on market prices. Operating income includes profit on sales to affiliates. The related intersegment eliminations for National Operations are included in Other National Operations.

The following table represents segment income statement results for the three months ended March 31, and balance sheet results as of March 31, 1999 and December 31, 1998.

                                                            1999              1998
                                                        ------------      ------------
                                                            (Dollars in Millions)
NATIONAL OPERATIONS:
    NETWORK SERVICES
       Revenues and sales
          Local services                                $      1,467      $      1,423
          Network access services                              1,333             1,293
          Toll services                                          178               239
          Directory services and other                           705               644
                                                        ------------      ------------
              Total revenues                                   3,683             3,599

                 Intersegment revenues                           (91)              (44)
                                                        ------------      ------------
              Total external revenues                   $      3,592      $      3,555
                                                        ============      ============

       Operating income (a)                             $      1,147      $      1,043
       Special charges (b)                                       113               171
       Depreciation and amortization                             646               659
       Capital expenditures                                      652               725
       Total assets                                           23,329            23,287

    WIRELESS PRODUCTS AND SERVICES
       Revenues and sales
          Service revenues                              $        714      $        650
          Equipment sales and other                              102                92
                                                        ------------      ------------
              Total revenues                            $        816      $        742
                                                        ============      ============

       Operating income (a)                             $        136      $         89
       Special charges (b)                                        24                91
       Depreciation and amortization                             114               108
       Capital expenditures                                       64                55
       Total assets                                            5,736             5,783

    DATA PRODUCTS AND SERVICES (c)
       Revenues and sales
          Data revenues                                 $        223      $        123
          Intersegment revenues                                  (20)               (6)
                                                        ------------      ------------
              Total external revenues                   $        203      $        117
                                                        ============      ============

       Operating loss                                   $       (121)     $       (131)
       Depreciation and amortization                              41                31
       Capital expenditures                                       93                62
       Total assets                                            2,041             1,925

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued



                                                            1999              1998
                                                        ------------      ------------
                                                             (Dollars in Millions)
    OTHER NATIONAL OPERATIONS (c)
       Revenues and sales
          GTE Technology and Systems                    $        352      $        339
          GTE Communications                                     341               215
          Other, including eliminations                           93               147
                                                        ------------      ------------
              Total revenues                            $        786      $        701
                                                        ============      ============

       Operating loss (a)                               $       (153)     $       (499)
       Special charges (b)                                        42               397
       Depreciation and amortization                              54                47
       Capital expenditures                                       48               121
       Total assets                                            2,619             2,521

INTERNATIONAL OPERATIONS:  (d)
       Revenues and sales
          Local services                                $         80      $        307
          Toll services                                           72               240
          Wireless services                                      151                69
          Directory services and other                           101               151
                                                        ------------      ------------
              Total revenues                            $        404      $        767
                                                        ============      ============

       Operating income (a)                             $        586      $        141
       Special items (b)                                        (513)               38
       Depreciation and amortization                              62               122
       Equity income                                              82                15
       Capital expenditures                                       62               118
       Investments in unconsolidated companies                 3,303             1,820

       Revenues by country
          Dominican Republic                            $        148      $        129
          Argentina                                              128                --
          Canada                                                  84               595
          Other                                                   44                43
                                                        ------------      ------------
              Total revenues                            $        404      $        767
                                                        ============      ============

       Assets by country
          Venezuela                                     $      1,770      $      1,727
          Canada                                               1,468             2,979
          Argentina                                            1,207             1,129
          Dominican Republic                                     931               907
          Other                                                  839               543
                                                        ------------      ------------
              Total assets                              $      6,215      $      7,285
                                                        ============      ============


CONSOLIDATED REVENUES                                   $      5,879      $      5,885
CONSOLIDATED OPERATING INCOME (a)                              1,682               592
TOTAL SPECIAL ITEMS (b)                                         (321)              755
CONSOLIDATED ASSETS                                           43,101            43,615

(a)  Includes special items in 1999 and 1998.

(b)  See Note 3 for a description of special items.

(c) BBN Technologies, previously reported as a component of Data Products and Services, is now included with Other National Operations. Prior period amounts conform to the 1999 presentation.

(d) See Note 7 for a description of changes in accounting for international investments and the resulting impact on the financial statements.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued



NOTE 9.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

We have provided unaudited pro forma combined condensed financial statements of income for the years ended December 31, 1998, 1997 and 1996 and a pro forma combined condensed balance sheet at December 31, 1998 in a joint proxy statement and prospectus filed with the Securities and Exchange Commission and dated April 13, 1999.

In this interim report, we have presented the following unaudited combined condensed pro forma financial statements for the period ended March 31, 1999. These financial statements are presented assuming that the merger will be accounted for as a pooling of interests, and include certain reclassifications to conform to the presentation that will be used by the combined company and certain pro forma adjustments that conform the companies' methods of accounting. This information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the date indicated. The information does not necessarily indicate the future operating results or financial position of the combined company. For a more complete discussion of pro forma adjustments and other financial information, you should refer to the pro forma financial information presented in the joint proxy statement and prospectus.

Pro Forma Combined Condensed Statement of Income         Three Months Ended
(Unaudited)                                                March 31, 1999
                                                      -------------------------
                                                        (Dollars in Millions,
                                                      Except Per-Share Amounts)
Operating revenues                                           $     13,846
Operating expenses                                                 10,077
                                                             ------------

Operating income                                                    3,769

Income from unconsolidated businesses                                 139
Other income and (expense), net                                        (1)
Interest expense                                                      639
Provision for income taxes                                          1,208
                                                             ------------

Income from continuing operations                            $      2,060
                                                             ============


Basic Earnings Per Common Share
Income from continuing operations per common share           $        .75
                                                             ------------
Weighted-average shares outstanding (in millions)                   2,736
                                                             ------------

Diluted Earnings Per Common Share
Income from continuing operations per common share           $        .74
                                                             ------------
Weighted-average shares-diluted (in millions)                       2,774
                                                             ------------

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued



Pro Forma Combined Condensed Balance Sheet                           At March 31, 1999
(Unaudited)                                                        ---------------------
                                                                   (Dollars in Millions)
Assets
    Current assets
       Cash and temporary cash investments                             $        1,422
       Receivables, net                                                        11,016
       Other current assets                                                     2,964
                                                                       --------------
                                                                               15,402
                                                                       --------------

    Plant, property and equipment, net                                         60,254
    Investments in unconsolidated businesses                                    7,405
    Other assets                                                               14,817
                                                                       --------------
    Total assets                                                       $       97,878
                                                                       ==============


Liabilities and Shareowners' Investment
    Current liabilities
       Debt maturing within one year                                   $        6,612
       Accounts payable and accrued liabilities                                11,396
       Other current liabilities                                                2,593
                                                                       --------------
                                                                               20,601
                                                                       --------------


    Long-term debt                                                             32,027
    Employee benefit obligations                                               14,516
    Deferred credits and other liabilities                                      8,343


    Shareowners' investment
       Common stock (2,760,106,281 shares)                                        276
       Contributed capital                                                     20,328
       Reinvested earnings                                                      4,583
       Accumulated other comprehensive loss                                    (1,125)
                                                                       --------------
                                                                               24,062
       Less common stock in treasury, at cost                                     649
       Less deferred compensation - employee stock ownership plans              1,022
                                                                       --------------

                                                                               22,391
                                                                       --------------

    Total liabilities and shareowners' investment                      $       97,878
                                                                       ==============

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

OVERVIEW

CONSOLIDATED OPERATIONS
-----------------------

CONSOLIDATED NET INCOME

Consolidated net income for the first quarter of 1999 was $882 million, or $.90 per diluted share. This represents an increase of $1.08 per diluted share compared with the consolidated net loss for the first quarter of 1998 of $178 million, or $.18 per diluted share. The Company's reported results for both periods were affected by one-time items. Net income for 1999 includes the effects of an after-tax gain of $189 million, or $.19 per diluted share, and an after-tax extraordinary charge of $30 million, or $.03 per diluted share. The net loss for 1998 includes the effects of after-tax special charges of $482 million, or $.50 per diluted share, and after-tax extraordinary charges of $320 million, or $.33 per diluted share. The table below summarizes these one-time items, which are described in further detail in this "Overview" section.


                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                   1999              1998
                                                              ------------      ------------
                                                                  (Dollars in Millions)
Reported net income (loss)                                    $        882      $       (178)
                                                              ============      ============

Special items - pretax, as reflected in operating income:
    Gain on merger of BC TELECOM and TELUS                            (513)               --
    Special charges                                                    192               755
                                                              ------------      ------------
Total special items - pretax                                          (321)              755
    Tax effect - expense (benefit)                                     132              (273)
                                                              ------------      ------------
Total special items - after-tax                                       (189)              482
                                                              ============      ============

Extraordinary charges, net of tax:
    Discontinued use of SFAS No. 71 at Canadian operations              --               300
    Early retirement of debt and preferred securities                   30                20
                                                              ------------      ------------
Total extraordinary charges, net of tax                       $         30      $        320
                                                              ============      ============


1999 One-time Items

         SPECIAL ITEMS

Reported results for 1999 include a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS. The after-tax impact of this gain is $308 million, or $.31 per diluted share. See "Accounting for International Investments" for additional information.

Reported results for 1999 also include special charges of $192 million ($119 million after-tax, or $.12 per diluted share) associated with voluntary and involuntary employee separation programs completed in early April 1999. The components of the charge include separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees.

         EXTRAORDINARY CHARGE

During the first quarter of 1999, GTE repurchased $338 million of high-coupon debt through a public tender offer prior to the maturity date, resulting in a one-time, after-tax extraordinary charge of $30 million (net of tax benefits of $16 million), or $.03 per diluted share.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


1998 One-time Items

         SPECIAL ITEMS

During the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded a pretax charge of $755 million, $482 million after-tax, or $.50 per diluted share, for the year.

During the first quarter of 1998, the Company decided to sell GTE Government Systems Corporation, GTE Airfone Incorporated, and approximately 1.6 million domestic access lines located in 13 states. The sales of GTE Government Systems and GTE Airfone are expected to close in 1999 and, accordingly, their net assets have been reclassified to "Net assets held for sale" in the condensed consolidated balance sheets. It is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $1.6 billion, continues to be reported in "Property, plant and equipment, net" in the condensed consolidated balance sheets. Based on the decision to sell, the Company stopped recording depreciation expense for these assets.

The Company recorded a pretax charge of $200 million to reduce the carrying value of GTE Airfone's assets to estimated net sales proceeds. No charge was recorded for GTE Government Systems or the access lines to be sold because their estimated fair values were in excess of their carrying values.

During the first quarter of 1998, the Company also committed to a plan to exit a number of other nonstrategic business activities and took other strategic actions that resulted in additional pretax charges of $555 million.

The following summarizes the total 1998 special charges by major category and by business unit affected:

                                                                          Remaining Liability
                                          Initial Charge   Cash Payments  as of March 31, 1999
                                          --------------   -------------  --------------------
                                                       (Dollars in Millions)
Major Category:
    Asset impairments                      $        483     $         --     $         --
    Exit costs                                       34               11               23
    Employee related and other actions
       Severance                                     77               49               28
       Other                                         30               26                4
    Other actions                                   131              113               18
                                           ------------     ------------     ------------
       Total                               $        755     $        199     $         73
                                           ============     ============     ============


Business Unit:
    National Operations
       Network Services                    $        171     $        143     $         18
       Wireless Products and Services                91               14               21
       Other National Operations                    397                7               --
    International Operations                         38               --               11
    Corporate and other                              58               35               23
                                           ------------     ------------     ------------
       Total                               $        755     $        199     $         73
                                           ============     ============     ============


The strategic actions to which the charges relate were substantially completed as planned or will be completed during 1999. There have been no adjustments to the liability as originally recorded in the first quarter of 1998.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



         EXTRAORDINARY CHARGES

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share, resulting from the discontinued use of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by GTE's Canadian operations, and the early retirement of long-term debt and preferred securities.


CONSOLIDATED REVENUES AND SALES

Consolidated revenues in the first quarter of 1999 grew $413 million or 7.6% as compared with adjusted revenues for the same period in 1998. This growth was primarily driven by growth in domestic access lines and minutes of use, domestic and international wireless subscribers, as well as increased demand for data and long-distance service offerings. The table below summarizes revenues by business unit. See "Accounting for International Investments" below for an explanation of the first quarter 1998 comparative adjustments.


                                                             Three Months Ended March 31,
                                          --------------------------------------------------------------------
                                                                                                      Percent
                                               1999            %           1998           %           Change
                                          --------------    -------   --------------   -------     -----------
                                                                 (Dollars in Millions)
Revenues and Sales
   Network Services                       $        3,683         63   $        3,599        61
   Wireless Products and Services                    816         14              742        13
   Data Products and Services                        223          4              123         2
   Other National Operations                         786         13              701        12
                                          --------------    -------   --------------   -------

     Total National Operations                     5,508         94            5,165        88
   International Operations                          404          7              767        13
   Corporate and other, including
   eliminations                                      (33)        (1)             (47)       (1)
                                          --------------    -------   --------------   -------

     Total reported revenues                       5,879        100            5,885       100
                                                            =======                    =======

     Adjustments (described below)                    --                        (419)
                                          --------------              --------------

     Adjusted revenues                    $        5,879              $        5,466                    7.6%
                                          ==============              ==============                 ======

ACCOUNTING FOR INTERNATIONAL INVESTMENTS

At December 31, 1998, GTE had a 50.8% ownership interest in BC TELECOM, a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company called BCT.TELUS Communications, Inc. GTE's ownership interest in the merged company, BCT.TELUS, is approximately 26.7% and, as such, during the first quarter of 1999, the Company changed the accounting for its investment from full consolidation to the equity method. BC TELECOM's results of operations for 1998 are reflected in reported revenues and expenses, while for 1999 the BCT.TELUS net results are reported as a component of equity income.

CTI Holdings, S.A. (CTI), is a consortium providing cellular services in the north and south interior regions of Argentina. During the fourth quarter of 1998, GTE increased its ownership interest in CTI and changed the accounting for its investment from the equity method to full consolidation. The CTI net results for 1998 are reflected in equity income, while for 1999 CTI's results of operations are reflected in reported revenues and expenses.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



The first quarter 1998 comparative adjustments to reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting, are more fully described in the discussion of "Segment Results of Operations - International Operations." For comparative discussion purposes only, first quarter 1998 consolidated revenues, as previously shown, have been adjusted to reflect the current method of accounting for these international investments. Consolidated net income and earnings per share are not affected by these changes in accounting methods.


PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

This Management's Discussion and Analysis is based on GTE's own historical financial results. It does not reflect the impact that the proposed merger will have on future financial performance of the post-merger combined company. Information about the proposed merger is provided in Note 9 to the condensed consolidated financial statements.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



SEGMENT RESULTS OF OPERATIONS

GTE has four reportable segments. Three reportable segments are within GTE's National Operations and the fourth reportable segment is GTE's International Operations. Additional information about the segments is located in Note 8 to the condensed consolidated financial statements.


NATIONAL OPERATIONS
-------------------

The results of GTE's National Operations include the Network Services, Wireless Products and Services, and Data Products and Services reportable segments, as well as smaller business units comprising Other National Operations, including GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone.


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

Revenues and Sales

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                         (Dollars in Millions)
Local services                                      $       1,467    $       1,423   $          44           3%
Network access services                                     1,333            1,293              40           3%
Toll services                                                 178              239             (61)        (26)%
Directory services and other                                  705              644              61           9%
                                                    -------------    -------------   -------------
    Total revenues                                          3,683            3,599              84           2%
       Intersegment revenues                                  (91)             (44)            (47)         --
                                                    -------------    -------------   -------------

       Total external revenues                      $       3,592    $       3,555   $          37           1%
                                                    =============    =============   =============

Local services

The increase in local services revenues for the first quarter of 1999 compared with the same period in 1998 was primarily generated by an increase in switched access lines in service of 4.8%. Access line growth reflects higher demand by Internet Service Providers (ISPs) and additional residential lines, including second lines. Revenue growth for the first quarter of 1999 was also attributable to increased revenues from value-added services of $15 million in the first quarter of 1999 compared with the same period of 1998.

Network access services

The increase in network access services revenues for the first three months of 1999 compared with the same period in 1998 was the result of higher customer demand, reflected by growth in access minutes of use of 8.5%, driven in part by higher network usage by alternative providers of intraLATA toll services. Special access revenues, driven by growing demand for increased bandwidth by high-capacity users, contributed $61 million to the 1999 increase. These increases were partially offset by price reductions of $69 million, mandated by federal and state regulation.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



Toll services

Toll services revenues decreased in the first quarter of 1999 compared with the same period in 1998 due to lower toll volumes resulting from continued competition from alternative providers of intraLATA toll services. Toll minutes of use declined 23% in first quarter 1999 over the prior year quarter. Revenue reductions from intraLATA toll competition were partially offset by increased network access revenues for usage of our network by alternative providers of intraLATA toll services.

Directory services and other

Directory services revenues result primarily from publication rights received from GTE Directories Corporation (included in the discussion of "Other National Operations") for sales of Yellow Pages advertising to customers in Network Services' operating areas. Directory services revenues remained relatively constant.

Telecommunications service revenues and equipment sales contributed $35 million in revenue growth for the first quarter of 1999 compared with the same period in 1998. Billing and collection services revenues also increased $20 million in the first quarter of 1999 versus the same period of 1998.

Intersegment revenues

Intersegment revenues at Network Services primarily represent sales of inventory management services provided to the telephone company affiliates, and telecommunications services provided at market rates to GTE Communications, which provides long-distance service and markets bundled telecommunications services.

Operating Costs and Expenses

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                          (Dollars in Millions)
Cost of services and sales                          $       1,267    $       1,277   $         (10)         (1)%
Selling, general and administrative                           510              449              61          14%
Depreciation and amortization                                 646              659             (13)         (2)%
Special charges                                               113              171             (58)        (34)%
                                                    -------------    -------------   -------------

    Total operating costs and expenses              $       2,536    $       2,556   $         (20)         (1)%
                                                    =============    =============   =============

Operating costs and expenses, excluding special charges, increased slightly in the first quarter of 1999 compared with the same quarter last year. This increase was attributable to customer and access line growth, increased telecommunications equipment sales volumes and higher promotional and marketing expenditures for enhanced services. Partially offsetting these increases were lower labor, benefits and contractor costs due to ongoing productivity improvements, reduced advertising expenditures, and the adoption of Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." In 1999, the Company began capitalizing right-to-use
(RTU) software associated with network switching equipment. In the first quarter of 1999, $35 million of RTU software was capitalized. The decrease in depreciation and amortization expense in the first quarter of 1999 compared with the first quarter of 1998 was primarily driven by a $65 million decrease in depreciation expense resulting from the discontinuation of depreciation on approximately 1.6 million nonstrategic access lines held for sale (see "1998 One-time Items-Special Items"). This decrease was partially offset by a $42 million increase in depreciation expense primarily driven by an investment of $1.6 billion in network facilities resulting from increased demand for switched access lines.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



WIRELESS PRODUCTS AND SERVICES

Wireless Products and Services provides wireless voice and data communications services within licensed areas in the U.S., sells cellular telephones and accessories and provides support services to other cellular telephone companies.

Revenues and Sales

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------                    Percent
                                                         1999             1998          Increase        Change
                                                    ---------------  --------------- --------------- ------------
                                                                          (Dollars in Millions)
Service revenues                                    $         714    $         650   $          64          10%
Equipment sales and other                                     102               92              10          11%
                                                    -------------    -------------   -------------

    Total revenues                                  $         816    $         742   $          74          10%
                                                    =============    =============   =============

GTE's wireless customer base grew 7.6% in the first quarter of 1999 compared with the same period in 1998, which contributed $48 million to the increase in service revenues as total U.S. customers served reached approximately 4.9 million at March 31, 1999. In addition, service revenues increased due to a change in the manner of reporting customer roaming revenue. Previously, the Company netted these revenues with roaming charges settled with other carriers (see offsetting increase in "Operating Costs and Expenses" below). These increases were partially offset by a decline in revenues per customer per month, reflecting the increasing level of competition in the wireless industry. The increase in equipment sales and other revenues was primarily due to growth of retail customers.

Operating Costs and Expenses

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                         (Dollars in Millions)
Cost of services and sales                          $         339    $         261   $          78          30%
Selling, general and administrative                           203              193              10           5%
Depreciation and amortization                                 114              108               6           6%
Special charges                                                24               91             (67)        (74)%
                                                    -------------    -------------   -------------

    Total operating costs and expenses              $         680    $         653   $          27           4%
                                                    =============    =============   =============

The increase in cost of services and sales for the first quarter of 1999 resulted from increased equipment costs due to customer growth and a change in the reporting of customer roaming revenues (see offsetting increase in "Revenues and Sales" above). The increase in selling, general and administrative expenses for the first quarter of 1999 compared with the same period in 1998 was primarily attributable to higher customer acquisition and retention costs. Depreciation and amortization increased in the first quarter of 1999 compared with the same period in 1998 as a result of continued investment in the wireless network to provide greater capacity.

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

Revenues and Sales

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                          (Dollars in Millions)
Revenues and sales                                  $         223    $         123   $         100          81%
    Intersegment revenues                                     (20)              (6)            (14)         --
                                                    -------------    -------------   -------------

    Total external revenues                         $         203    $         117   $          86          74%
                                                    =============    =============   =============

Data revenues for the first quarter of 1999 increased over the first quarter of 1998 due to customer growth and revenues derived from consumer and business Internet-based products and services. The increase also reflects the expanded relationship with America Online (AOL), for which GTE provides national network deployment services in support of AOL's dial-up network.

Intersegment revenues reflect affiliate activity between Data Products and Services and other entities within National Operations.

Operating Costs and Expenses

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                           (Dollars in Millions)
Cost of services and sales                          $         223    $         134   $          89          66%
Selling, general and administrative                            80               89              (9)        (10)%
Depreciation and amortization                                  41               31              10          32%
                                                    -------------    -------------   -------------

    Total operating costs and expenses              $         344    $         254   $          90          35%
                                                    =============    =============   =============

The increase in cost of services and sales for the first quarter of 1999 compared with the same period in 1998 reflects growth in the cost of the network infrastructure and personnel to support a growing customer base and new service offerings, as well as the continued expansion of dial-up networks operated for AOL. Selling, general and administrative costs decreased in the first quarter of 1999 compared with the first quarter of 1998 due to increased efficiencies, partially offset by increased selling expenses associated with customer growth. Depreciation and amortization expenses increased for the first quarter of 1999 compared with the same period in 1998 primarily due to the continued investment in building the network infrastructure.

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

Revenues and Sales

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                         (Dollars in Millions)
Technology and Systems                              $         352    $         339   $          13           4%
Communications                                                341              215             126          59%
Other, including eliminations                                  93              147             (54)        (37)%
                                                    -------------    -------------   -------------

    Total revenues                                  $         786    $         701   $          85          12%
                                                    =============    =============   =============

Operating Costs and Expenses

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                        (Dollars in Millions)
Cost of services and sales                          $         646    $         602   $          44           7%
Selling, general and administrative                           197              154              43          28%
Depreciation and amortization                                  54               47               7          15%
Special charges                                                42              397            (355)        (89)%
                                                    -------------    -------------   -------------

    Total operating costs and expenses              $         939    $       1,200   $        (261)        (22)%
                                                    =============    =============   =============

Technology and Systems is primarily composed of GTE Government Systems. The Company has committed to a plan to sell its Government Systems unit, which the Company expects to consummate during 1999.

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

The increase in GTE Communications Corporation's revenues was primarily due to revenues from long-distance operations, which grew $62 million, or 51%, due to a 40% increase in the number of customers. The revenue increase also resulted from $41 million in higher contract sales to strategic national accounts. In addition, GTE's competitive local exchange carrier (CLEC) generated revenue growth by providing bundled local, long-distance, wireless, paging and Internet services to more than 108,000 customers by March 31, 1999, an increase of 184% since the first quarter of 1998.

Total operating costs and expenses, excluding depreciation, amortization and special charges, were higher in the first quarter of 1999 compared with the same period in 1998 due to increased capacity costs associated with GTE Communications Corporation's revenue growth as well higher data processing and contractor costs related to customer growth.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



INTERNATIONAL OPERATIONS
------------------------

GTE's International Operations provide telecommunications services in the Dominican Republic, Argentina and Canada and operate directory advertising companies in Europe and Central America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include a full-service telecommunications company in Venezuela, a paging network in China and a nationwide digital-cellular network in Taiwan. In March 1999 GTE completed the acquisition of 40% of the Puerto Rico Telephone Company (PRTC). PRTC is a full service telecommunications provider serving the Commonwealth of Puerto Rico.

BC TELECOM, a majority-owned Canadian subsidiary of GTE, merged with TELUS on January 31, 1999. GTE's ownership interest in the merged company, BCT.TELUS Communications, Inc., is 26.7%; therefore, beginning in 1999, GTE has deconsolidated BC TELECOM and now accounts for the investment in BCT.TELUS using the equity method of accounting. In addition, during the fourth quarter of 1998, GTE increased its ownership interest in CTI Holdings, an Argentine wireless company, and began accounting for CTI Holdings on a consolidated basis.

The tables below represent reported and adjusted financial results, including the impact of the changes in accounting methods described above. For comparative purposes, the financial results are discussed on an adjusted basis.

Reported Revenues and Sales

                                                          Three Months Ended
                                                              March 31,
                                                    -------------------------------
                                                         1999            1998
                                                    ---------------  --------------
                                                        (Dollars in Millions)
Local services                                      $          80    $         307
Toll services                                                  72              240
Wireless services                                             151               69
Directory services and other                                  101              151
                                                    -------------    -------------
    Total reported revenues and sales               $         404    $         767
                                                    =============    =============

The following table provides supplemental detail for GTE's International Operations revenues. The results for the three months ended March 31, 1998 have been adjusted to reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting.

Adjusted Revenues and Sales

                                                          Three Months Ended
                                                                March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                          (Dollars in Millions)
Local services                                      $          80    $          69   $          11          16%
Toll services                                                  72               78              (6)         (8)%
Wireless services                                             151              128              23          18%
Directory services and other                                  101               73              28          38%
                                                    -------------    -------------   -------------

    Total adjusted revenues and sales               $         404    $         348   $          56          16%
                                                    =============    =============   =============

Local services

Local rate increases, as part of an overall rate rebalancing effort in the Dominican Republic, combined with increased access lines in service contributed to the increase in the first quarter of 1999 compared with the same period in 1998.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



Toll services

Rate reductions in Latin America and Canada stemming from rebalancing programs and competitive pressures led to overall lower toll revenues. These rate reductions are partially offset by increased toll volumes.

Wireless services

Wireless services revenues primarily represent cellular, PCS and paging services. Wireless subscriber increases of 58%, including significant increases in prepaid cellular subscribers within the Latin American operations, contributed to the 1999 revenue increase.

Directory services and other

Directory services and other revenues result primarily from sales of Yellow Pages advertising to local and national businesses, along with equipment and other product sales. Increased product sales and higher Yellow Pages advertising revenues in Canada and Europe, combined with a change in reporting for publication-right fees paid to local exchange carriers, contributed to the increase (see "Adjusted operating costs and expenses" below).

Reported Operating Costs and Expenses

                                                          Three Months Ended
                                                               March 31,
                                                    ------------------------------
                                                         1999             1998
                                                    -------------    -------------
                                                         (Dollars in Millions)
Cost of services and sales                          $         154    $         266
Selling, general and administrative                           115              200
Depreciation and amortization                                  62              122
Special items                                                (513)              38
                                                    -------------    -------------

    Total reported operating costs and expenses     $        (182)   $         626
                                                    =============    =============


The 1999 special item represents a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS, as previously described. The after-tax impact of this gain is $308 million, or $.31 per diluted share.

The following table provides supplemental detail for GTE's International Operations operating costs and expenses. The results for the three months ended March 31, 1998 have been adjusted to exclude the special items and reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting.

Adjusted Operating Costs and Expenses

                                                           Three Months Ended
                                                               March 31,
                                                    --------------------------------    Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
                                                                         (Dollars in Millions)
Cost of services and sales                          $         154    $         123   $          31          25%
Selling, general and administrative                           115              121              (6)         (5)%
Depreciation and amortization                                  62               58               4           7%
                                                    -------------    -------------   -------------

    Total adjusted operating costs and expenses     $         331    $         302   $          29          10%
                                                    =============    =============   =============

Higher network and customer support costs related to the increased service revenues, combined with higher equipment cost of sales, contributed to the increase in cost of services and sales. The classification change for directory publication-right fees also contributed to the increase in costs for the first quarter of 1999 compared with

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



the same period in 1998 (see "Directory services and other" above). The decrease in selling, general and administrative expenses primarily reflects lower selling and commission expenses related to cellular customer acquisitions within the Latin American operations. Investments in Latin American cellular networks contributed to the increase in depreciation and amortization.

Equity Income

                                                          Three Months Ended
                                                               March 31,
                                                    --------------------------------                    Percent
                                                         1999             1998          Increase        Change
                                                    ---------------  --------------- --------------- --------------
                                                                         (Dollars in Millions)
Reported Equity Income                              $          82    $          15   $          67          --
Adjusted Equity Income                                         82               51              31          61%

Equity earnings increased $31 million, or 61%, for the first quarter of 1999 compared with the same period in 1998, after adjusting for the changes in accounting method previously described. The Taiwan cellular consortium, Pacific Cellular Corporation, became operational in January 1998 and has added over one million customers to date. This strong increase in customer growth coupled with increased earnings from our investment in CANTV, the Venezuela telephone company, contributed to the equity earnings increase.


CONSOLIDATED FINANCIAL CONDITION

                                                       Three Months Ended March 31,
                                                    ---------------------------------
                                                         1999                1998
                                                    --------------     --------------
                                                          (Dollars in Millions)
Cash flows from (used in):
    Operations                                      $        1,529     $        1,333
    Investing                                               (1,264)            (1,055)
    Financing                                                 (291)                18

OPERATIONS

The increase in cash from operations primarily reflects continued strong earnings and a decrease in the Company's working capital requirements.

INVESTING

Capital expenditures totaled $935 million in the first quarter of 1999, a 13% decrease from the $1.1 billion spent in the first quarter of 1998. The primary driver for this variance was the deconsolidation of BC TELECOM to the equity method of accounting. The majority of the 1999 new investments were made to acquire facilities and develop and install applications necessary to support the growth in demand for GTE's core services, facilitate the introduction of new products and services, and increase operating efficiency and productivity. Significant investments are also being made to build and expand GTE's national fiber-optic data network.

As previously announced, GTE has committed to a plan to sell GTE Government Systems, GTE Airfone and approximately 1.6 million domestic access lines over the next two years. These transactions are expected to generate after-tax proceeds in excess of $3 billion. Cash generated from these dispositions will be partially used to fund the Company's growth strategy.

As announced in April 1999, the Company will acquire approximately half of Ameritech's wireless properties. GTE will pay $3.27 billion in cash for the properties. The completion of the acquisition is contingent on the closing of the proposed merger between Ameritech and SBC Communications, which is expected in mid-1999. In March

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued




1999, the Company completed its purchase of approximately
40% of the Puerto Rico Telephone Company (PRTC) for approximately $360 million.

FINANCING

Cash used in financing activities totaled $291 million during the first quarter of 1999 compared with cash provided of $18 million for the same period in 1998. The Company retired $864 million of long-term debt in the first quarter of 1999 compared with long-term debt and preferred security retirements of $1.7 billion in the first quarter of 1998. The net change in short-term debt provided cash of $724 million in the first quarter of 1999 compared with $1.3 billion in the first quarter of 1998. The Company issued $222 million of long-term debt in the first quarter of 1999 compared with $846 million in the first quarter of 1998.

During the first quarter of 1999, GTE maintained its two syndicated credit facilities totaling $4.0 billion, including a five-year line of $2.5 billion for GTE and a 364-day line of $1.5 billion for certain domestic telephone operating subsidiaries. Under current terms and conditions, the $2.5 billion line will mature in June 2002 and the $1.5 billion line, which the Company expects to renew, will mature in June 1999. Fifty-four banks representing 12 countries participate in these syndicated facilities, which are used primarily to back up commercial paper borrowings. In August 1998, GTE negotiated bilateral credit agreements for an additional $1.0 billion. These facilities, which are shared by GTE and certain domestic telephone operating subsidiaries, are aligned with the maturity date of the existing 364-day line. GTE and certain of its domestic telephone operating subsidiaries have shelf registration statements filed with the Securities and Exchange Commission that total $2.2 billion as of March 31, 1999.

The Company believes that its present investment grade credit rating and those of its subsidiaries provide ready access to the capital markets at reasonable rates and provide the Company with the financial flexibility necessary to pursue growth opportunities as they arise. At March 31, 1999, the Company had $5.0 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

REGULATORY AND COMPETITIVE TRENDS

During the first quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the first quarter of 1999 to meet the wholesale requirements of new competitors. To date, GTE has signed more than 800 interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, that had previously been reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



determination on the merits. On the other hand, the Supreme Court vacated the FCC rule requiring incumbent local exchange carriers (LECs) to provide unbundled network elements to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of unbundled network elements, GTE will continue to provide individual unbundled network elements set forth in existing interconnection agreements even though the Company is not legally obligated to do so.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access, wireless and video services both within and outside its traditional operating areas. GTE now provides long-distance and dial-up Internet-access services to approximately 2.8 million and 600,000 customers, respectively.

         UNIVERSAL SERVICE

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs in the second quarter of 1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for nonrural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

         ADVANCED TELECOMMUNICATIONS SERVICES

Section 706 of the Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In an Order and Notice of Proposed Rule Making (NPRM) released in August 1998, the FCC clarified that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops and unbundling and resale obligations for network facilities needed for advanced services.

On March 31, 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. The FCC also released a Further NPRM seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, the Company also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its domestic wireline telecommunications business will complete Year 2000 testing by June 30, 1999, and remaining businesses will complete before October 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Company-wide, essential remediation was approximately 88% complete as of March 31, 1999. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 11% of the Company's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 97% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 98% of the Company's essential software has been remediated. GTE's focus continues to be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows:
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; and
Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 91% complete; Validation, including enterprise testing in operational environments, and Implementation, including regional deployment, are approximately 73% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be substantially complete in June 1999.

In summary, compliant product deployment and enterprise testing for GTE's domestic telecommunications-related business, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999. The remaining domestic and international businesses are on schedule for completing testing before October 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. With the addition of new products, approximately 1,500 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of March 31, 1999, Year 2000 compliant versions, or suitable alternatives, for 95% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

Independent verification and validation is the final step in GTE's process. As part of independent verification and validation, GTE's Year 2000 program management office has established a company-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of applications and third-party supplier products. This quality assurance process is expected to be completed in October 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

The previous estimate for the cost of GTE's Year 2000 Program was $370 million; with the incorporation of the TELUS Year 2000 program, the current estimate for program cost is expected not to exceed $400 million. Through March 31, 1999, expenditures totaled $283 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 10% of these full-time equivalent workers are engaged in all aspects of program management; 4% are engaged in system conversion; 27% are involved in external supplier management; 54% are involved in testing at all levels; and 5% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 66% of GTE's program effort involves U.S. domestic operations of all types.

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

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. These plans are expected to be completed by June 30, 1999, and tested (as appropriate) by the end of September 1999. This contingency plan includes: business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology "stabilization" period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high-priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               11     Statement re: Calculation of Earnings per Common Share

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed a report on Form 8-K dated January 19, 1999 under Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

               The Company filed a report on Form 8-K dated January 25, 1999 under Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    GTE Corporation
                                          -----------------------------------
                                                     (Registrant)



Date:       May 12, 1999                          /s/ Paul R. Shuell
       ---------------------------        -----------------------------------
                                                     Paul R. Shuell
                                             Vice President and Controller



Date:       May 12, 1999                          /s/ Marianne Drost
       ---------------------------        -----------------------------------
                                                     Marianne Drost
                                                       Secretary

                                  EXHIBIT INDEX


     Exhibit
      Number                                           Description
-------------------        ----------------------------------------------------------------------------------
        11                 Statement re:  Calculation of Earnings per Common Share

        12                 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule