Form 10-Q
period 1999-06-30
GTE CORP
filed 1999-08-12
CIK 40858

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

                  For the quarterly period ended: JUNE 30, 1999

                                       or

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

                                                               YES [X]    NO [ ]

The Company had 980,896,563 shares of $.05 par value common stock outstanding (excluding 20,800,730 treasury shares) at July 31, 1999.


================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        GTE CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                     ----------------------     ----------------------
                                                       1999          1998         1999          1998
                                                     --------      --------     --------      --------
                                                       (Dollars in Millions, Except Per-Share Amounts)
REVENUES AND SALES                                   $  6,288      $  6,277     $ 12,167      $ 12,162

OPERATING COSTS AND EXPENSES
     Cost of services and sales                         2,705         2,671        5,322         5,169
     Selling, general and administrative                1,216         1,231        2,197         2,302
     Depreciation and amortization                        906           943        1,826         1,912
     Special items                                         --            --         (321)          755
                                                     --------      --------     --------      --------
        Total operating costs and expenses              4,827         4,845        9,024        10,138
                                                     --------      --------     --------      --------

OPERATING INCOME                                        1,461         1,432        3,143         2,024

OTHER (INCOME) EXPENSE
     Interest - net                                       306           311          615           600
     Other - net                                          (54)           21         (124)           44
                                                     --------      --------     --------      --------

Income before income taxes                              1,209         1,100        2,652         1,380
     Income taxes                                         433           427          964           565
                                                     --------      --------     --------      --------
Income before extraordinary charges                       776           673        1,688           815
     Extraordinary charges                                 --            --          (30)         (320)
                                                     --------      --------     --------      --------
NET INCOME                                           $    776      $    673     $  1,658      $    495
                                                     ========      ========     ========      ========

BASIC EARNINGS (LOSS) PER COMMON SHARE
     Before extraordinary charges                    $    .80      $    .70     $   1.74      $    .85
     Extraordinary charges                                 --            --         (.03)         (.33)
                                                     --------      --------     --------      --------
        NET INCOME                                   $    .80      $    .70     $   1.71      $    .52
                                                     ========      ========     ========      ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Before extraordinary charges                    $    .79      $    .69     $   1.73      $    .84
     Extraordinary charges                                 --            --         (.03)         (.33)
                                                     --------      --------     --------      --------
        NET INCOME                                   $    .79      $    .69     $   1.70      $    .51
                                                     ========      ========     ========      ========

AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS):
     Basic                                                973           962          971           961
     Diluted                                              979           972          978           969


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                    June 30,    December 31,
                                                                     1999          1998
                                                                   --------     -----------
                                                                     (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                      $    449      $    467
    Receivables, less allowances of $519 and $395                     4,399         4,785
    Inventories and supplies                                            661           668
    Net assets held for sale (see Note 5)                             1,817           274
    Other                                                               531           587
                                                                   --------      --------
       Total current assets                                           7,857         6,781
                                                                   --------      --------


Property, plant and equipment, at cost                               51,587        59,689
Accumulated depreciation                                            (29,655)      (34,823)
                                                                   --------      --------
       Total property, plant and equipment, net (a)                  21,932        24,866
                                                                   --------      --------

Prepaid pension costs                                                 5,251         4,927
Franchises, goodwill and other intangibles, net of accumulated
      amortization of $868 and $819                                   3,288         3,144
Investments in unconsolidated companies                               3,813         2,210
Other assets                                                          1,623         1,687
                                                                   --------      --------
Total assets                                                       $ 43,764      $ 43,615
                                                                   ========      ========


(a) Includes $1.6 billion at December 31, 1998, which is classified as held for sale at June 30, 1999 (see Note 5).


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                   June 30,    December 31,
                                                                     1999         1998
                                                                   --------    -----------
                                                                    (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations, including current maturities           $  4,599      $  4,148
    Accounts payable and accrued expenses                             3,657         4,138
    Taxes payable and other                                           1,995         2,069
                                                                   --------      --------
       Total current liabilities                                     10,251        10,355
                                                                   --------      --------

Long-term debt                                                       14,297        15,418
Employee benefit plans                                                4,259         4,404
Deferred income taxes                                                 2,718         1,948
Minority interests in equity of subsidiaries                          1,490         1,984
Other liabilities                                                       688           740
                                                                   --------      --------
       Total liabilities                                             33,703        34,849
                                                                   --------      --------

Shareholders' equity
    Common stock (997,807,758 and 991,374,778 shares issued)             50            50
    Additional paid-in capital                                        8,301         7,884
    Retained earnings                                                 3,489         2,740
    Accumulated other comprehensive loss                               (356)         (375)
    Guaranteed ESOP obligations                                        (481)         (509)
    Treasury stock (21,521,424 and 23,377,388 shares, at cost)         (942)       (1,024)
                                                                   --------      --------
       Total shareholders' equity                                    10,061         8,766
                                                                   --------      --------
Total liabilities and shareholders' equity                         $ 43,764      $ 43,615
                                                                   ========      ========


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                Six Months Ended
                                                                  June 30, 1999
                                                            -------------------------
                                                              Shares        Amount
                                                            ----------    -----------
                                                            (Shares in    (Dollars in
                                                            Thousands)      Millions)
COMMON STOCK
    Balance at beginning of period                            991,375      $      50
    Shares issued:
         Employee plans                                         6,433             --
                                                              -------      ---------
       Balance at end of period                               997,808             50
                                                              -------      ---------

ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                                             7,884
    Shares issued:
         Employee plans                                                          323
    Other                                                                         94
                                                                           ---------
       Balance at end of period                                                8,301
                                                                           ---------

RETAINED EARNINGS
    Balance at beginning of period                                             2,740
    Net income                                                                 1,658
    Dividends declared                                                          (913)
    Other                                                                          4
                                                                           ---------
       Balance at end of period                                                3,489
                                                                           ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
    Balance at beginning of period                                              (375)
    Foreign currency translation adjustments                                      36
    Unrealized gains (losses) on securities, net of tax                          (17)
                                                                           ---------
       Balance at end of period                                                 (356)
                                                                           ---------

GUARANTEED ESOP OBLIGATIONS
    Balance at beginning of period                                              (509)
    Other                                                                         28
                                                                           ---------
       Balance at end of period                                                 (481)
                                                                           ---------

TREASURY STOCK
    Balance at beginning of period                             23,377         (1,024)
    Shares distributed:
         Employee plans                                        (1,856)            82
                                                              -------      ---------
       Balance at end of period                                21,521           (942)
                                                              -------      ---------

TOTAL SHAREHOLDERS' EQUITY                                                 $  10,061
                                                                           =========


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                  1999         1998
                                                                                 -------      -------
                                                                                 (Dollars in Millions)
OPERATIONS
    Income before extraordinary charges                                          $ 1,688      $   815
    Adjustments to reconcile income before extraordinary charges to net cash from operations:
         Depreciation and amortization                                             1,826        1,912
         Special items                                                              (321)         755
         Changes in current assets and current liabilities,
           excluding the effects of acquisitions and dispositions                   (326)        (695)
         Deferred income taxes and other - net                                         3         (206)
                                                                                 -------      -------
       Net cash from operations                                                    2,870        2,581
                                                                                 -------      -------

INVESTING
    Capital expenditures                                                          (2,132)      (2,548)
    Acquisitions and investments                                                    (537)         (50)
    Other - net                                                                       16          152
                                                                                 -------      -------
       Net cash used in investing                                                 (2,653)      (2,446)
                                                                                 -------      -------

FINANCING
    Common stock issued                                                              405          235
    Long-term debt issued                                                          3,222        3,479
    Long-term debt and preferred securities retired                                 (900)      (1,745)
    Dividends paid                                                                  (910)        (901)
    Decrease in short-term obligations, excluding current maturities              (2,018)        (764)
    Other - net                                                                      (34)         (37)
                                                                                 -------      -------
       Net cash from (used in) financing                                            (235)         267
                                                                                 -------      -------

Increase (decrease) in cash and cash equivalents                                     (18)         402

Cash and cash equivalents:
    Beginning of period                                                              467          551
                                                                                 -------      -------
    End of period                                                                $   449      $   953
                                                                                 =======      =======


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


NOTE 2. RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.


NOTE 3. SPECIAL ITEMS

         1999 SPECIAL ITEMS

During the first quarter of 1999, the Company recorded a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS, as described in Note
8. The after-tax impact of this gain is $308 million, or $.32 per diluted share.

During the first quarter of 1999, the Company also recorded special charges of $192 million ($119 million after-tax, or $.12 per diluted share) associated with completed employee separation programs. The charge includes separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees.

         1998 SPECIAL ITEMS

During the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded a pretax charge of $755 million, $482 million after-tax, or $.50 per diluted share, for the year. The strategic actions to which the 1998 special charges relate were completed as planned consistent with the original cost estimates.

The plan included the proposed sale of GTE Government Systems Corporation, GTE Airfone Incorporated and approximately 1.6 million domestic access lines located in 13 states. The status of these transactions is discussed in Note 5.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 4. EXTRAORDINARY CHARGES

During the first quarter of 1999, GTE repurchased $338 million of high-coupon debt through a public tender offer prior to its stated maturity, resulting in a one-time, after-tax extraordinary charge of $30 million (net of tax benefits of $16 million), or $.03 per diluted share.

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share, resulting from the discontinued use of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by its Canadian operations, and the early retirement of long-term debt and preferred securities.


NOTE 5. NET ASSETS HELD FOR SALE

On June 22, 1999, GTE entered into an agreement with General Dynamics to sell a substantial portion of GTE Government Systems Corporation for $1.05 billion. The sale which is subject to normal regulatory approvals is expected to close in 1999. The net assets of Government Systems are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Government Systems revenues were $380 million and $732 million for the second quarter and first half of 1999, respectively, and operating income was $25 million and $43 million, for the same periods, respectively.

On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. to sell GTE Airfone. This transaction, which is subject to the approval of federal regulatory authorities, is expected to close in 1999. Accordingly, GTE Airfone's net assets are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Revenues from GTE Airfone were $37 million and $74 million for the second quarter and first half of 1999, respectively.

During the second quarter of 1999, the Company continued with its plan to sell approximately 1.6 million domestic access lines. As of July 8, 1999 GTE has entered into definitive agreements to sell 817,625 switched access lines located in Alaska, Arizona, Arkansas, California, Iowa, Minnesota and Missouri. During the remainder of 1999, the Company plans to enter into agreements to sell the remaining access lines, which are located in Illinois, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. All sales are contingent upon final agreements and regulatory approvals, with all sales expected to close by June 30, 2000.

The associated net property, plant and equipment of all access lines to be sold of $1.6 billion has been reclassified as "Net assets held for sale" in the condensed consolidated balance sheets as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a $128 million reduction in depreciation expense for the first half of 1999. The 1.6 million access lines represent approximately 7% of the average switched access lines that the Company had in service during 1998 and contributed approximately 4% to 1998 consolidated revenues.

When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion, which will be used in part to purchase cellular properties in Chicago, St. Louis and central Illinois from Ameritech Corporation. The timing of the purchase is dependent on the closing of the SBC Communications merger with Ameritech, which is expected during the second half of 1999.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 6. COMPREHENSIVE INCOME

The components of total comprehensive income are presented in the following table:


                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                     --------------------      --------------------
                                                                      1999         1998         1999         1998
                                                                     -------      -------      -------      -------
                                                                                   (Dollars in Millions)
Net income                                                           $   776      $   673      $ 1,658      $   495
Other comprehensive income (loss):
     Foreign currency translation adjustments                             45          (89)          36          (75)
     Unrealized gains (losses) on securities, net of taxes                (5)          --          (17)           5
                                                                     -------      -------      -------      -------
       Subtotal                                                           40          (89)          19          (70)
                                                                     -------      -------      -------      -------

Total comprehensive income                                           $   816      $   584      $ 1,677      $   425
                                                                     =======      =======      =======      =======


NOTE 7. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, GTE capitalizes and amortizes the cost of all internal-use software, including network-related software it previously expensed. The net book value of capitalized software at June 30, 1999 and December 31, 1998, respectively, is as follows:

                                         June 30, 1999       December 31, 1998
                                         -------------       -----------------
                                                (Dollars in Millions)
Capitalized software, net book value
    Network                              $          94       $              --
    Non-network                                    378                     301
                                         -------------       -----------------
       Total                             $         472       $             301
                                         =============       =================


NOTE 8. ACCOUNTING FOR INTERNATIONAL INVESTMENTS

At December 31, 1998, GTE had a 50.8% ownership interest in BC TELECOM, Inc. (BC TELECOM), a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company called TELUS (formerly known as BCT.TELUS Communications, Inc.). GTE's ownership interest in the merged company, TELUS, is 26.7% and, as such, during the first quarter of 1999, the Company changed the accounting for its investment from full consolidation to the equity method.

CTI Holdings, S.A. (CTI), is a consortium providing cellular services in the north and south interior regions of Argentina. During the fourth quarter of 1998, GTE increased its ownership interest in CTI and changed the accounting for its investment from the equity method to full consolidation. The CTI net results for 1998 are reflected in "Other (Income) Expense," while for 1999 CTI's results of operations are reflected in reported revenues and expenses in the condensed consolidated statements of income.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 9. DEBT

In May 1999, the Company issued $1.1 billion of floating rate debentures due in June 2000, $300 million of floating rate debentures due in May 2000, and $200 million of 5.399% debentures due in June 2000. In June 1999, the Company issued $1.4 billion of floating rate debentures, due in June 2000.


NOTE 10. SEGMENT REPORTING

GTE has four reportable segments. As described below, three reportable segments are within GTE's National Operations and the fourth reportable segment is its International Operations. The three segments within National Operations are Network Services, Wireless Products and Services, and Data Products and Services. See Note 8 describing changes in accounting for investments at GTE's International Operations.

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

The following table represents segment income statement results for the three and six months ended June 30, 1999 and 1998, respectively, and balance sheet results as of June 30, 1999 and December 31, 1998:


                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                             ----------------------      ----------------------
                                               1999          1998          1999          1998
                                             --------      --------      --------      --------
                                                           (Dollars in Millions)
NATIONAL OPERATIONS:
    NETWORK SERVICES
       Revenues and sales
          Local services                     $  1,474      $  1,460      $  2,941      $  2,883
          Network access services               1,402         1,328         2,735         2,621
          Toll services                           161           220           339           459
          Directory services and other            859           798         1,564         1,442
                                             --------      --------      --------      --------
              Total revenues                    3,896         3,806         7,579         7,405
                 Intersegment revenues           (107)          (78)         (198)         (122)
                                             --------      --------      --------      --------
                 Total external revenues     $  3,789      $  3,728      $  7,381      $  7,283
                                             ========      ========      ========      ========
       Operating income (a)                  $  1,408      $  1,223      $  2,555      $  2,266
       Special charges (b)                         --            --           113           171
       Depreciation and amortization              630           661         1,276         1,320
       Capital expenditures                       726           878         1,378         1,603
       Total assets (c)                                                    23,446        23,287

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                                                Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                               --------------------      --------------------
                                                1999         1998         1999         1998
                                               -------      -------      -------      -------
                                                            (Dollars in Millions)
WIRELESS PRODUCTS AND SERVICES
   Revenues and sales
      Service revenues                         $   763      $   671      $ 1,477      $ 1,321
      Equipment sales and other                    107           98          209          190
                                               -------      -------      -------      -------
             Total revenues (d)                $   870      $   769      $ 1,686      $ 1,511
                                               =======      =======      =======      =======

   Operating income (a)                        $   184      $   223      $   320      $   312
   Special charges (b)                              --           --           24           91
   Depreciation and amortization                   114          109          228          217
   Capital expenditures                            104           87          168          142
   Total assets (c)                                                        5,812        5,783

DATA PRODUCTS AND SERVICES (e)
   Revenues and sales
      Data revenues                            $   227      $   140      $   450      $   263
             Intersegment revenues                 (18)         (11)         (38)         (17)
                                               -------      -------      -------      -------
             Total external revenues           $   209      $   129      $   412      $   246
                                               =======      =======      =======      =======

   Operating loss                              $  (132)     $  (148)     $  (253)     $  (279)
   Depreciation and amortization                    44           24           85           55
   Capital expenditures                            180          170          273          232
   Total assets (c)                                                        2,221        1,925

OTHER NATIONAL OPERATIONS (e)
   Revenues and sales
      GTE Technology and Systems               $   380      $   353      $   732      $   692
      GTE Communications                           350          246          691          461
      Other, including eliminations                159          205          252          352
                                               -------      -------      -------      -------
          Total revenues                       $   889      $   804      $ 1,675      $ 1,505
                                               =======      =======      =======      =======

   Operating loss (a)                          $  (106)     $   (69)     $  (259)     $  (568)
   Special charges (b)                              --           --           42          397
   Depreciation and amortization                    57           49          111           96
   Capital expenditures                             71          121          119          242
   Total assets (c)                                                        2,782        2,521

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                                                    Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                  ---------------------     ----------------------
                                                    1999         1998         1999          1998
                                                  --------     --------     --------      --------
                                                             (Dollars in Millions)
INTERNATIONAL OPERATIONS:  (f)
       Revenues and sales
              Local services                      $     88     $    313     $    168      $    620
              Toll services                             69          229          141           469
              Wireless services                        137           74          288           143
              Directory services and other             152          177          253           328
                                                  --------     --------     --------      --------
                 Total revenues                   $    446     $    793     $    850      $  1,560
                                                  ========     ========     ========      ========

       Operating income (a)                       $    101     $    222     $    687      $    363
       Special items (b)                                --           --         (513)           38
       Depreciation and amortization                    58           97          120           219
       Equity income                                    70           30          152            45
       Capital expenditures                             91          206          153           324
       Investments in unconsolidated
          companies (c)                                                        3,419         1,820

       Revenues by country
          Dominican Republic                      $    152     $    149     $    300      $    278
          Argentina                                    122           --          250            --
          Canada                                        86          595          170         1,190
          Other                                         86           49          130            92
                                                  --------     --------     --------      --------
              Total revenues                      $    446     $    793     $    850      $  1,560
                                                  ========     ========     ========      ========

       Assets by country (c)
          Venezuela                                                         $  1,791      $  1,727
          Canada                                                               1,565         2,979
          Argentina                                                            1,334         1,129
          Dominican Republic                                                     941           907
          Other                                                                  916           543
                                                                            --------      --------
              Total assets (c)                                              $  6,547      $  7,285
                                                                            ========      ========

CONSOLIDATED REVENUES                             $  6,288     $  6,277     $ 12,167      $ 12,162
CONSOLIDATED OPERATING INCOME (a)                    1,461        1,432        3,143         2,024
CONSOLIDATED SPECIAL ITEMS (b)                          --           --         (321)          755
CONSOLIDATED ASSETS (c)                                                       43,764        43,615

(a)  Includes special items for the six months ended June 30, 1999 and 1998.

(b)  See Note 3 for a description of special items.

(c)  Represents balance sheets as of June 30, 1999 and December 31, 1998.

(d) 1999 includes cellular incollect revenues. Growth in total revenues, excluding this change, would have been 6% and 5% for the second quarter and year-to-date periods, respectively.

(e) BBN Technologies, a business which provides research and contracting services for government entities, previously reported as a component of Data Products and Services in 1998, is now included with Other National Operations. Prior period amounts have been reclassified to conform to the 1999 presentation.

(f) See Note 8 for a description of changes in accounting for international investments and the resulting impact on the financial statements.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 11. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

Both companies have provided unaudited pro forma combined condensed financial statements of income for the years ended December 31, 1998, 1997 and 1996 and a pro forma combined condensed balance sheet at December 31, 1998 in a joint proxy statement and prospectus filed with the Securities and Exchange Commission and dated April 13, 1999.

In this interim report, we present unaudited combined condensed pro forma financial statements for the six month period ended June 30, 1999. These financial statements are presented assuming that the merger will be accounted for as a pooling of interests, and include certain reclassifications to conform to the presentation that will be used by the combined company and certain pro forma adjustments that conform the companies' methods of accounting. This information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the date indicated. The information does not necessarily indicate the future operating results or financial position of the combined company. For a more complete discussion of pro forma adjustments and other financial information, refer to the pro forma financial information presented in the joint proxy statement and prospectus.

Pro Forma Combined Condensed Statement of Income                               Six Months Ended
------------------------------------------------                                June 30, 1999
(Unaudited)                                                                 ---------------------
                                                                            (Dollars in Millions,
                                                                               Except Per-Share
                                                                                   Amounts)
Operating revenues                                                                 $ 28,429
Operating expenses                                                                   21,043
                                                                                   --------
Operating income                                                                      7,386

Income from unconsolidated businesses                                                   269
Other income and (expense), net                                                         (21)
Interest expense                                                                      1,275
Provision for income taxes                                                            2,345
                                                                                   --------
Income from continuing operations                                                  $  4,014
                                                                                   ========

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share                                 $   1.47
                                                                                   --------
Weighted-average shares outstanding (in millions)                                     2,738
                                                                                   --------

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share                                 $   1.45
                                                                                   --------
Weighted-average shares - diluted (in millions)                                       2,774
                                                                                   --------

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


Pro Forma Combined Condensed Balance Sheet                               At June 30, 1999
------------------------------------------                            ---------------------
(Unaudited)                                                           (Dollars in Millions)
Assets
    Current assets
       Cash and temporary cash investments                                 $     985
       Receivables, net                                                       11,121
       Other current assets                                                    4,507
                                                                           ---------
                                                                              16,613
                                                                           ---------

    Plant, property and equipment, net                                        59,534
    Investments in unconsolidated businesses                                   9,742
    Other assets                                                              15,512
                                                                           ---------
    Total assets                                                           $ 101,401
                                                                           =========

Liabilities and Shareowners' Investment
    Current liabilities
       Debt maturing within one year                                       $   8,157
       Accounts payable and accrued liabilities                               10,703
       Other current liabilities                                               2,641
                                                                           ---------
                                                                              21,501
                                                                           ---------

    Long-term debt                                                            31,678
    Employee benefit obligations                                              14,221
    Deferred credits and other liabilities                                     9,432

    Shareowners' investment
       Common stock (2,767,315,652 shares)                                       277
       Contributed capital                                                    20,734
       Reinvested earnings                                                     5,359
       Accumulated other comprehensive loss                                     (196)
                                                                           ---------
                                                                              26,174
       Less common stock in treasury, at cost                                    631
       Less deferred compensation - employee stock ownership plans               974
                                                                           ---------
                                                                              24,569
                                                                           ---------
    Total liabilities and shareowners' investment                          $ 101,401
                                                                           =========

                        GTE CORPORATION AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

OVERVIEW

CONSOLIDATED OPERATIONS

Results for the second quarter and first six months of 1999 reflect growth in consolidated revenues and lower operating costs and expenses compared to the same periods in 1998. Reported net income was $776 million, or $.79 per diluted share, for the second quarter of 1999 and $1,658 million, or $1.70 per diluted share, for the first six months of 1999. In 1998, reported net income was $673 million, or $.69 per diluted share, for the second quarter and $495 million, or $.51 per diluted share, for the six months ended June 30, 1998. The reported results for 1999 and 1998 were affected by one-time items and changes in the method of accounting for certain international investments. Year-to-date net income for 1999 includes the effects of an after-tax gain of $189 million, or $.20 per diluted share, and an after-tax extraordinary charge of $30 million, or $.03 per diluted share. Year-to-date net income for 1998 includes the effects of after-tax special charges of $482 million, or $.50 per diluted share, and after-tax extraordinary charges of $320 million, or $.33 per diluted share. The one-time items and changes in the method of accounting for certain international investments are each described in further detail in this "Overview" section.

The table below summarizes reported and adjusted revenues, operating income and net income for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998.

                                          Three Months Ended                    Six Months Ended
                                               June 30,                              June 30,
                                        -----------------------    Percent   -----------------------     Percent
                                           1999         1998       Change       1999         1998        Change
                                        ----------   ----------    -------   ----------   ----------     -------
                                                  (Dollars in Millions except per-share amounts)
Reported revenues                       $    6,288   $    6,277              $   12,167   $   12,162
   Accounting for international
      investments                               --         (399)                     --         (818)
                                        ----------   ----------              ----------   ----------
Adjusted revenues                       $    6,288   $    5,878      7.0%    $   12,167   $   11,344      7.3%
                                        ==========   ==========              ==========   ==========


Reported operating income               $    1,461   $    1,432              $    3,143   $    2,024
   Accounting for international
      investments                               --         (156)                     --         (289)
   Special items                                --           --                    (321)         755
                                        ----------   ----------              ----------   ----------
Adjusted operating income               $    1,461   $    1,276     14.5%    $    2,822   $    2,490     13.3%
                                        ==========   ==========              ==========   ==========


Reported net income                     $      776   $      673              $    1,658   $      495
   Special items                                --           --                    (189)         482
   Extraordinary charges                        --           --                      30          320
                                        ----------   ----------              ----------   ----------
Adjusted net income                     $      776   $      673     15.3%    $    1,499   $    1,297     15.6%
                                        ==========   ==========              ==========   ==========


Diluted earnings per share-reported     $     0.79   $     0.69              $     1.70   $     0.51
Diluted earnings per share-adjusted     $     0.79   $     0.69     14.5%    $     1.53   $     1.34     14.2%

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

1999 ONE-TIME ITEMS

         SPECIAL ITEMS

During the first quarter of 1999, the Company recorded a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS. The after-tax impact of this gain is $308 million, or $.32 per diluted share. See "Accounting for International Investments" for additional information.

During the first quarter of 1999, the Company also recorded special charges of $192 million ($119 million after-tax, or $.12 per diluted share) associated with completed employee separation programs. The charge includes separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees.

         EXTRAORDINARY CHARGE

During the first quarter of 1999, GTE repurchased $338 million of high-coupon debt through a public tender offer prior to its stated maturity, resulting in a one-time, after-tax extraordinary charge of $30 million (net of tax benefits of $16 million), or $.03 per diluted share.


1998 ONE-TIME ITEMS

         SPECIAL ITEMS

During the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded a pretax charge of $755 million, $482 million after-tax, or $.50 per diluted share, for the year. The strategic actions to which the 1998 special charges relate were completed as planned consistent with the original cost estimates.

The plan included the proposed sale of GTE Government Systems Corporation, GTE Airfone Incorporated and approximately 1.6 million domestic access lines located in 13 states. The status of these transactions is discussed in "Net Assets Held for Sale."

         EXTRAORDINARY CHARGES

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share, resulting from the discontinued use of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by its Canadian operations, and the early retirement of long-term debt and preferred securities.


NET ASSETS HELD FOR SALE

On June 22, 1999, GTE entered into an agreement with General Dynamics to sell a substantial portion of GTE Government Systems Corporation for $1.05 billion. The sale which is subject to normal regulatory approvals is expected to close in 1999. The net assets of Government Systems are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Government Systems revenues were $380 million and $732 million for the second quarter and first half of 1999, respectively, and operating income was $25 million and $43 million, for the same periods, respectively.

On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. to sell GTE Airfone. This transaction, which is subject to the approval of federal regulatory authorities, is expected to close in 1999. Accordingly,

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


GTE Airfone's net assets are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Revenues from GTE Airfone were $37 million and $74 million for the second quarter and first half of 1999, respectively.

During the second quarter of 1999, the Company continued with its plan to sell approximately 1.6 million domestic access lines. As of July 8, 1999 GTE has entered into definitive agreements to sell 817,625 switched access lines located in Alaska, Arizona, Arkansas, California, Iowa, Minnesota and Missouri. During the remainder of 1999, the Company plans to enter into agreements to sell the remaining access lines, which are located in Illinois, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. All sales are contingent upon final agreements and regulatory approvals, with all sales expected to close by June 30, 2000.

The associated net property, plant and equipment of all access lines to be sold of $1.6 billion has been reclassified as "Net assets held for sale" in the condensed consolidated balance sheets as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a $128 million reduction in depreciation expense for the first half of 1999. The 1.6 million access lines represent approximately 7% of the average switched access lines that the Company had in service during 1998 and contributed approximately 4% to 1998 consolidated revenues.

When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion, which will be used in part to purchase cellular properties in Chicago, St. Louis and central Illinois from Ameritech Corporation. The timing of the purchase is dependent on the closing of the SBC Communications merger with Ameritech, which is expected during the second half of 1999.


ACCOUNTING FOR INTERNATIONAL INVESTMENTS

At December 31, 1998, GTE had a 50.8% ownership interest in BC TELECOM, a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company called TELUS (formerly known as BCT.TELUS Communications, Inc.). GTE's ownership interest in the merged company, TELUS, is approximately 26.7% and, as such, during the first quarter of 1999, the Company changed the accounting for its investment from full consolidation to the equity method. BC TELECOM's results of operations for 1998 are reflected in reported revenues and expenses, while for 1999 the TELUS net results are reported as a component of "Other (Income) Expense" in the condensed consolidated statements of income.

CTI Holdings, S.A. (CTI), is a consortium providing cellular services in the north and south interior regions of Argentina. During the fourth quarter of 1998, GTE increased its ownership interest in CTI and changed the accounting for its investment from the equity method to full consolidation. The CTI net results for 1998 are reflected in "Other (Income) Expense," while for 1999 CTI's results of operations are reflected in reported revenues and expenses in the condensed consolidated statements of income.

The 1998 comparative adjustments to reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting, are more fully described in the discussion of "Segment Results of Operations - International Operations." For comparative discussion purposes only, 1998 consolidated revenues, as previously shown, have been adjusted to reflect the current method of accounting for these international investments. Consolidated net income and earnings per share are not affected by these changes in accounting methods.

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

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

This Management's Discussion and Analysis is based on GTE's own historical financial results. It does not reflect the impact that the proposed merger will have on future financial performance of the post-merger combined company. Information about the proposed merger is provided in Note 11 to the condensed consolidated financial statements.


SEGMENT RESULTS OF OPERATIONS

GTE has four reportable segments. Three reportable segments are within GTE's National Operations and the fourth reportable segment is GTE's International Operations. Additional information about the segments is located in Note 10 to the condensed consolidated financial statements.


NATIONAL OPERATIONS

The results of GTE's National Operations include the Network Services, Wireless Products and Services, and Data Products and Services reportable segments, representing 62%, 14%, and 4% of consolidated revenues, respectively. Smaller business units comprising Other National Operations, representing 13% of consolidated revenues, include GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone.


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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Revenues and Sales

                                    Three Months Ended
                                         June 30,
                                   --------------------     Increase        Percent
                                    1999          1998      (Decrease)       Change
                                   -------      -------     ---------       -------
                                           (Dollars in Millions)
Local services                     $ 1,474      $ 1,460      $    14            1%
Network access services              1,402        1,328           74            6%
Toll services                          161          220          (59)         (27)%
Directory services and other           859          798           61            8%
                                   -------      -------      -------
    Total revenues                   3,896        3,806           90            2%
       Intersegment revenues          (107)         (78)         (29)          --
                                   -------      -------      -------
       Total external revenues     $ 3,789      $ 3,728      $    61            2%
                                   =======      =======      =======


                                     Six Months Ended
                                          June 30,
                                   --------------------      Increase        Percent
                                     1999        1998       (Decrease)       Change
                                   -------      -------     ---------        -------
                                          (Dollars in Millions)
Local services                     $ 2,941      $ 2,883      $    58            2%
Network access services              2,735        2,621          114            4%
Toll services                          339          459         (120)         (26)%
Directory services and other         1,564        1,442          122            8%
                                   -------      -------      -------
    Total revenues                   7,579        7,405          174            2%
       Intersegment revenues          (198)        (122)         (76)          --
                                   -------      -------      -------
       Total external revenues     $ 7,381      $ 7,283      $    98            1%
                                   =======      =======      =======

Local services

Access lines were 4.9% higher generating increased revenues for the three and six months ended June 30, 1999, respectively. This access line growth reflects higher demand by Internet Service Providers (ISPs) and additional residential lines, including second lines. Revenue growth was also attributable to increased revenues from vertical services of $18 million and $33 million for the second quarter and year-to-date periods, respectively. Partially offsetting the higher growth are mandated price reductions during 1999 and favorable regulatory adjustments that occurred in 1998. These items reduced revenues by $36 million for the second quarter and $52 million for the first six months of 1999.

Network access services

The increases in network access services revenues for the second quarter and first six months of 1999 compared with the same periods in 1998 were the result of growth in access minutes of use of 7.9% and 8.6%, respectively. This growth was due in part to higher network usage by alternative providers of intraLATA toll services. Special access revenues, driven by growing demand for increased bandwidth by high-capacity users, increased $52 million and $113 million in the three month and six month periods, respectively. These increases were partially offset by price reductions mandated by federal and state regulation which lowered revenues by $66 million and $137 million, respectively, for the three and six months ended June 30, 1999.

Toll services

Toll services revenues decreased in the second quarter and first half of 1999 compared with the same periods in 1998 due to lower toll volumes resulting from continued competition from alternative providers of intraLATA toll services. Toll minutes of use declined 17.2% and 19.6%, respectively, for the three and six months ended June 30, 1999 over the prior

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


year periods. Revenue reductions from intraLATA toll competition were partially offset by increased network access revenues for network usage by alternative providers of intraLATA toll services.

Directory services and other

Directory services revenues result primarily from publication rights received from GTE Directories Corporation (included in the discussion of "Other National Operations") for sales of Yellow Pages advertising to customers in Network Services' operating areas. Directory services revenues increased $12 million for the second quarter and first six months of 1999 related to the timing of directory publications. Telecommunications service revenues and equipment sales contributed $32 million and $55 million to the revenue growth for the second quarter and first half of 1999 compared with the same periods in 1998. Billing and collection services revenues also increased $14 million and $34 million in the three and six months ended June 30, 1999.

Operating Costs and Expenses

                                           Three Months Ended
                                                June 30,
                                           ------------------  Increase        Percent
                                            1999       1998    (Decrease)      Change
                                           ------     ------   ----------      -------
                                                 (Dollars in Millions)
Cost of services and sales                 $1,271     $1,378     $ (107)         (8)%
Selling, general and administrative           587        544         43           8%
Depreciation and amortization                 630        661        (31)         (5)%
                                           ------     ------     ------
    Total operating costs and expenses     $2,488     $2,583     $  (95)         (4)%
                                           ======     ======     ======

                                            Six Months Ended
                                                June 30,
                                           -----------------   Increase        Percent
                                            1999       1998    (Decrease)       Change
                                           ------     ------   ---------       --------
                                                (Dollars in Millions)
Cost of services and sales                 $2,538     $2,655     $ (117)         (4)%
Selling, general and administrative         1,097        993        104          10%
Depreciation and amortization               1,276      1,320        (44)         (3)%
Special charges                               113        171        (58)        (34)%
                                           ------     ------     ------
    Total operating costs and expenses     $5,024     $5,139     $ (115)         (2)%
                                           ======     ======     ======

Operating costs and expenses

Operating costs and expenses decreased for the three and six months ended June 30, 1999, compared to the same periods in 1998. Higher costs associated with increased telecommunications equipment sales volume and customer and access line growth were offset by productivity improvements resulting from the completed employee-reduction program. In addition, other items also contributed to the overall decreases in operating costs and expenses. Pension settlement gains of $173 million were recorded in the second quarter of 1999 as a result of the employee-reduction program discussed above. Costs associated with the Company's network switching equipment were reduced by $59 million and $95 million for the second quarter and first six months of 1999, respectively, due to the adoption of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These decreases are partially offset by favorable adjustments of certain employee benefits and other liabilities in the second quarter of 1998 which reduced 1998 expenses by $118 million. In addition, operating costs and expenses increased by $41 million and $57 million for the three and six months ended June 30, 1999 due to increased costs from an affiliate for customer information pages included in the Company's White Pages directories.

The decreases in depreciation and amortization expenses for the three and six months ended June 30, 1999, compared to the same periods in 1998, are primarily driven by the discontinuation of depreciation on approximately 1.6 million

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


non-strategic access lines held for sale, which reduced expense by $65 million and $128 million, respectively. These decreases are partially offset by $34 million and $86 million, respectively, of additional depreciation expense primarily driven by additional investment in network facilities resulting from increased demand for switched access lines in the second quarter and first half of 1999.

For a description of the special charges, see "Overview - 1999 and 1998 One-time Items."

WIRELESS PRODUCTS AND SERVICES

Wireless Products and Services provides wireless voice and data communications services within licensed areas in the U.S., sells cellular telephones and accessories and provides support services to other cellular telephone companies.

Revenues and Sales

                                                          Three Months Ended
                                                               June 30,
                                                    ------------------------------                     Percent
                                                        1999             1998          Increase         Change
                                                    -------------    -------------   -------------     -------
                                                                 (Dollars in Millions)
Service revenues                                    $         763    $         671   $          92          14%
Equipment sales and other                                     107               98               9           9%
                                                    -------------    -------------   -------------
    Total revenues                                  $         870    $         769   $         101          13%
                                                    ==============   =============   =============

                                                          Six Months Ended
                                                               June 30,
                                                    ------------------------------                      Percent
                                                         1999             1998          Increase        Change
                                                    -------------    -------------   -------------      -------
                                                                 (Dollars in Millions)
Service revenues                                    $       1,477    $       1,321   $         156          12%
Equipment sales and other                                     209              190              19          10%
                                                    -------------    -------------   -------------
    Total revenues                                  $       1,686    $       1,511   $         175          12%
                                                    =============    =============   =============

GTE's wireless customer base grew 9% in the first six months of 1999 compared with the same period in 1998, which contributed $52 million and $97 million to the increases in service revenues for the second quarter and first half of 1999, respectively. Total U.S. customers served exceeded 5.0 million at June 30, 1999. In addition, service revenues increased by $52 million and $105 million for the second quarter and first six months of 1999 due to a change in the manner of reporting customer roaming revenue. Prior to 1999, the Company netted these revenues with roaming charges settled with other carriers (see offsetting increase in "Operating Costs and Expenses" below). Growth in total revenues, excluding this change, would have been 6% and 5% for the second quarter and year-to-date periods, respectively. These increases were partially offset by a decline in the average revenue per user, reflecting the increasing level of competition in the wireless industry. The increases in equipment sales and other revenues for the three and six months ended June 30, 1999 were primarily due to retail customer growth.

Operating Costs and Expenses

                                                        Three Months Ended
                                                              June 30,
                                                    ------------------------------      Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    -------------    -------------   -------------      -------
                                                                 (Dollars in Millions)
Cost of services and sales                          $         379    $         233   $         146          63%
Selling, general and administrative                           193              204             (11)         (5)%
Depreciation and amortization                                 114              109               5           5%
                                                    -------------    -------------   -------------
    Total operating costs and expenses              $         686    $         546   $         140          26%
                                                    =============    =============   =============

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Operating Costs and Expenses

                                                          Six Months Ended
                                                              June 30,
                                                    ------------------------------      Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    -------------    -------------   -------------      -------
                                                                 (Dollars in Millions)
Cost of services and sales                          $         718    $         494   $         224          45%
Selling, general and administrative                           396              397              (1)         --
Depreciation and amortization                                 228              217              11           5%
Special charges                                                24               91             (67)        (74)%
                                                    -------------    -------------   -------------
    Total operating costs and expenses              $       1,366    $       1,199   $         167          14%
                                                    =============    =============   =============

The increases in cost of services and sales for the three and six months ended June 30, 1999 were primarily due to a change in the reporting of customer roaming revenues (see offsetting increase in "Revenues and Sales" above). Customer roaming charges were also higher for both periods due to high-value customer acceptance and usage of new, flat-rate bundled minute rate plans that allow local, regional and national roaming at competitive rates, offset by lower rates to provide this service. Also contributing to the increases was a gain on the sale of a wireless property recorded in the second quarter of 1998 and increased equipment costs due to customer growth. The decreases in selling, general and administrative expenses for the second quarter and first six months of 1999 compared with the same periods in 1998 were primarily the result of cost reduction initiatives, partially offset by higher customer acquisition costs associated with higher customer growth, while costs to add each customer declined. Depreciation and amortization increased for the three and six months ended June 30, 1999, compared with the same periods in 1998, as a result of continued investment in the wireless network to provide greater digital capacity and coverage.

For a description of the special charges, see "Overview - 1999 and 1998 One-time Items."


DATA PRODUCTS AND SERVICES

The Data Products and Services segment offers a wide range of advanced data and Internet-related services, including dedicated and dial-up access to the Internet, managed network security, Web-server hosting, application development and systems integration services. Data Products and Services also includes the investment in GTE's nationwide fiber-optic network. The planned 17,000 miles of this network is expected to be fully operational in the second half of the year. Additional investments in undersea cable expand the reach of the nationwide network into Europe, Asia and Latin America.

This segment does not include the results of GTE's traditional local data businesses, such as T-1 connections and ISDN dedicated access, which continue to be reflected in the Company's Network Services segment.

Revenues and Sales

                                                          Three Months Ended
                                                               June 30,
                                                    ------------------------------      Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    -------------    -------------   -------------      -------
                                                                 (Dollars in Millions)
Revenues and sales                                  $         227    $         140   $          87          62%
    Intersegment revenues                                     (18)             (11)             (7)         --
                                                    -------------    -------------   -------------
    Total external revenues                         $         209    $         129   $          80          62%
                                                    =============    =============   =============

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Revenues and Sales

                                                          Six Months Ended
                                                              June 30,
                                                    ------------------------------      Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    -------------    -------------   -------------      -------
                                                                 (Dollars in Millions)
Revenues and sales                                  $         450    $         263   $         187          71%
    Intersegment revenues                                     (38)             (17)           (21)          --
                                                    -------------    -------------   -------------
    Total external revenues                         $         412    $         246   $         166          67%
                                                    =============    =============   =============

Data revenues for the second quarter of 1999 and year-to-date increased over the same periods of 1998 due to customer growth and revenues derived from consumer and business Internet-based products and services. The increases also reflect the expanded relationship with America Online (AOL), for which GTE provides national network deployment services in support of AOL's dial-up network.

Operating Costs and Expenses

                                                          Three Months Ended
                                                               June 30,
                                                    ------------------------------     Increase         Percent
                                                         1999             1998        (Decrease)        Change
                                                    -------------    -------------   -------------      -------
                                                                 (Dollars in Millions)
Cost of services and sales                          $         212    $         159   $          53          33%
Selling, general and administrative                           103              105              (2)         (2)%
Depreciation and amortization                                  44               24              20          83%
                                                    -------------    -------------   -------------
    Total operating costs and expenses              $         359    $         288   $          71          25%
                                                    =============    =============   =============

                                                          Six Months Ended
                                                              June 30,
                                                    ------------------------------      Increase        Percent
                                                         1999             1998         (Decrease)        Change
                                                    -------------    -------------   -------------      --------
                                                                 (Dollars in Millions)
Cost of services and sales                          $         435    $         293   $         142          48%
Selling, general and administrative                           183              194             (11)         (6)%
Depreciation and amortization                                  85               55              30          55%
                                                    -------------    -------------   -------------
    Total operating costs and expenses              $         703    $         542   $         161          30%
                                                    =============    =============   =============

The increase in cost of services and sales for the second quarter of 1999 and year-to-date compared with the same periods in 1998 reflects growth in the cost of the network infrastructure and personnel to support a growing customer base and new service offerings, as well as the continued expansion of dial-up networks operated for AOL. Selling, general and administrative costs decreased in the three and six months ended June 30, 1999 compared with the same periods of 1998 due to increased efficiencies, partially offset by increased selling expenses associated with customer growth. Depreciation and amortization expenses increased for the second quarter of 1999 and year-to-date compared with the same periods in 1998 primarily due to the continued investment in building the nationwide fiber-optic network.


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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Technology and Systems is primarily composed of GTE Government Systems. The Company has signed a definitive agreement with General Dynamics to sell a substantial portion of its Government Systems unit. A definitive agreement has also been signed to sell GTE Airfone to Oak Hill Capital Partners. The Company expects to consummate these sales during 1999.

GTE Communications Corporation includes GTE's national sales and marketing organization, which enables GTE to expand its business beyond its traditional operating boundaries. GTE Communications Corporation also includes GTE Long Distance, which provides long-distance services to customers in all 50 states, and GTE Video Services, which provides video services to residential and business customers in California, Florida and Hawaii.

Revenues and Sales

                                                          Three Months Ended
                                                                June 30,
                                                    ------------------------------     Increase        Percent
                                                         1999             1998        (Decrease)        Change
                                                    -------------    -------------   -------------     --------
                                                                 (Dollars in Millions)
Technology and Systems                              $         380    $         353   $          27           8%
Communications                                                350              246             104          42%
Other, including eliminations                                 159              205             (46)        (22)%
                                                    -------------    -------------   -------------
    Total revenues                                  $         889    $         804   $          85          11%
                                                    =============    =============   =============


                                                           Six Months Ended
                                                               June 30,
                                                    ------------------------------     Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    -------------    -------------   -------------     --------
                                                                 (Dollars in Millions)
Technology and Systems                              $         732    $         692   $          40           6%
Communications                                                691              461             230          50%
Other, including eliminations                                 252              352            (100)        (28)%
                                                    -------------    -------------   -------------
    Total revenues                                  $       1,675    $       1,505   $         170          11%
                                                    =============    =============   =============

The increases in GTE Communications Corporation's revenues are primarily attributable to revenues from long-distance operations, which grew $52 million, or 40%, and $114 million, or 45%, for the three months and six months ended June 30, 1999. The growth in long-distance revenues is due to a 36% increase in the number of customers since June 30, 1998 to over 3 million customers. The revenue increases also resulted from $29 million and $70 million, respectively, in higher contract sales to strategic national accounts for the second quarter and first half of 1999. In addition, GTE's competitive local exchange carrier (CLEC) generated revenue growth by providing bundled local, long-distance, wireless, paging and Internet services to more than 150,000 customers by June 30, 1999, an increase of 188% since the second quarter of 1998.

Operating Costs and Expenses

                                                         Three Months Ended
                                                              June 30,
                                                    ------------------------------                     Percent
                                                         1999             1998          Increase        Change
                                                    -------------    -------------   -------------     --------
                                                                 (Dollars in Millions)
Cost of services and sales                          $         713    $         631   $          82          13%
Selling, general and administrative                           225              193              32          17%
Depreciation and amortization                                  57               49               8          16%
                                                    -------------    -------------   -------------
    Total operating costs and expenses              $         995    $         873   $         122          14%
                                                    =============    =============   =============

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Operating Costs and Expenses

                                                          Six Months Ended
                                                              June 30,
                                                    ------------------------------     Increase        Percent
                                                         1999             1998         (Decrease)       Change
                                                    -------------    -------------   -------------     --------
                                                                 (Dollars in Millions)
Cost of services and sales                          $       1,359    $       1,233   $         126          10%
Selling, general and administrative                           422              347              75          22%
Depreciation and amortization                                 111               96              15          16%
Special charges                                                42              397            (355)        (89)%
                                                    -------------    -------------   -------------
    Total operating costs and expenses              $       1,934    $       2,073   $        (139)         (7)%
                                                    =============    =============   =============

Total operating costs and expenses, excluding depreciation, amortization and special charges, were higher in the second quarter and first half of 1999 compared with the same periods in 1998 primarily due to increased capacity costs associated with GTE Communications Corporation's revenue growth, partially offset by lower telemarketing costs.

For a description of the special charges, see "Overview - 1999 and 1998 One-time Items."


INTERNATIONAL OPERATIONS

GTE's International Operations, which represent 7% of consolidated revenues, provide telecommunications services in the Dominican Republic, Argentina and Canada and operate directory-advertising companies in Europe and Latin America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include a full-service telecommunications company in Venezuela, a paging network in China and a nationwide digital-cellular network in Taiwan. In March 1999, GTE completed the acquisition of 40% of the Puerto Rico Telephone Company (PRTC). PRTC is a full-service telecommunications provider serving the Commonwealth of Puerto Rico. Also, in June 1999, GTE acquired a PCS license for the Buenos Aires, Argentina greater metropolitan area. The license, one of two auctioned by the Argentine government, covers a population of 13 million.

BC TELECOM, a majority-owned Canadian subsidiary of GTE, merged with TELUS on January 31, 1999. GTE's ownership interest in the merged company, TELUS (formerly known as BCT.TELUS Communications, Inc.), is 26.7%; therefore, beginning in 1999, GTE has deconsolidated BC TELECOM and now accounts for the investment in TELUS using the equity method of accounting. In addition, during the fourth quarter of 1998, GTE increased its ownership interest in CTI Holdings, an Argentine wireless company, and began accounting for CTI Holdings on a consolidated basis.

The tables below represent reported and adjusted financial results, including the impact of the changes in accounting methods described above. For comparative purposes, the financial results are discussed on an adjusted basis.

Reported Revenues and Sales

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                             --------------------        --------------------
                                              1999          1998          1999          1998
                                             ------        ------        ------        ------
                                                   (Dollars in Millions)
Local services                               $   88        $  313        $  168        $  620
Toll services                                    69           229           141           469
Wireless services                               137            74           288           143
Directory services and other                    152           177           253           328
                                             ------        ------        ------        ------
    Total reported revenues and sales        $  446        $  793        $  850        $1,560
                                             ======        ======        ======        ======

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


The following table provides supplemental detail for GTE's International Operations revenues. The results for the three and six months ended June 30, 1998 have been adjusted to reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting.

Adjusted Revenues and Sales

                                                         Three Months Ended
                                                              June 30,
                                                    ------------------------------     Increase         Percent
                                                         1999             1998        (Decrease)        Change
                                                    -------------    -------------   -------------      --------
                                                                 (Dollars in Millions)
Local services                                      $          88    $          78   $          10          13%
Toll services                                                  69               81             (12)        (15)%
Wireless services                                             137              136               1           1%
Directory services and other                                  152               99              53          54%
                                                    -------------    -------------   -------------
    Total adjusted revenues and sales               $         446    $         394   $          52          13%
                                                    =============    =============   =============


                                                           Six Months Ended
                                                               June 30,
                                                    ------------------------------     Increase         Percent
                                                         1999             1998         (Decrease)        Change
                                                    -------------    -------------   -------------      -------
                                                                 (Dollars in Millions)
Local services                                      $         168    $         147   $          21          14%
Toll services                                                 141              159             (18)        (11)%
Wireless services                                             288              264              24           9%
Directory services and other                                  253              172              81          47%
                                                    -------------    -------------   -------------
    Total adjusted revenues and sales               $         850    $         742   $         108          15%
                                                    =============    =============   =============

Local services

Local rate increases, as part of an overall rate rebalancing effort in the Dominican Republic, combined with increased access lines in service contributed to the increase in the second quarter and first half of 1999 compared to the same periods in 1998.

Toll services

Rate reductions in Latin America and Canada stemming from rebalancing programs and competitive pressures led to overall decreases in toll revenues for the second quarter and first six month of 1999. These rate reductions are partially offset by increased toll volumes.

Wireless services

Wireless services revenues primarily represent cellular, PCS and paging services. Consolidated wireless subscriber increases of 53%, driven primarily by increases in prepaid cellular subscribers within the Latin American operations, contributed to the 1999 revenue increases for both the three and six months ended June 30, 1999. These increases were partially offset by lower average revenue per user.

Directory services and other

Directory services and other revenues result primarily from sales of Yellow Pages advertising to local and national businesses, along with equipment and other product sales. In the second quarter of 1999, Axesa Informacion, Inc., a directory publication business in Puerto Rico for which GTE acquired a controlling interest in April 1999, published its largest directory for the city of San Juan. This publication contributed to the increases for the second quarter and first six

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


months of 1999 compared to the same periods in 1998. Increased product sales and higher Yellow Pages advertising revenues in Canada and Europe, combined with a change in reporting for publication-right fees paid to local exchange carriers, also contributed to the increases (see "Adjusted Operating Costs and Expenses" below).

Reported Operating Costs and Expenses

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                       --------------------        ---------------------
                                                        1999          1998          1999           1998
                                                       ------        ------        ------         ------
                                                             (Dollars in Millions)
Cost of services and sales                             $  170        $  271        $  324         $  537
Selling, general and administrative                       117           203           232            403
Depreciation and amortization                              58            97           120            219
Special items                                              --            --          (513)            38
                                                       ------        ------        ------         ------
    Total reported operating costs and expenses        $  345        $  571        $  163         $1,197
                                                       ======        ======        ======         ======

The 1999 year-to-date special item represents a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS, as previously described. The after-tax impact of this gain is $308 million, or $.32 per diluted share.

The following table provides supplemental detail for GTE's International Operations operating costs and expenses. The results for the three and six months ended June 30, 1998 have been adjusted to exclude the special items and reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting.

Adjusted Operating Costs and Expenses

                                                         Three Months Ended
                                                              June 30,
                                                    ------------------------------    Increase         Percent
                                                         1999             1998        (Decrease)        Change
                                                    -------------    -------------   -------------     -------
                                                                 (Dollars in Millions)
Cost of services and sales                          $         170    $         147   $          23          16%
Selling, general and administrative                           117              126              (9)         (7)%
Depreciation and amortization                                  58               55               3           5%
                                                    -------------    -------------   -------------
    Total adjusted operating costs and expenses     $         345    $         328   $          17           5%
                                                    =============    =============   =============


                                                          Six Months Ended
                                                              June 30,
                                                    ------------------------------    Increase         Percent
                                                         1999             1998        (Decrease)        Change
                                                    -------------    -------------   -------------     -------
                                                                 (Dollars in Millions)
Cost of services and sales                          $         324    $         270   $          54          20%
Selling, general and administrative                           232              247             (15)         (6)%
Depreciation and amortization                                 120              113               7           6%
                                                    -------------    -------------   -------------
    Total adjusted operating costs and expenses     $         676    $         630   $          46           7%
                                                    =============    =============   =============


Higher network and customer support costs related to the increased service revenues, combined with higher equipment cost of sales, contributed to the increases in cost of services and sales for both the three and six months ended June 30, 1999. The classification change for directory publication-right fees also contributed to the increases in costs for the second quarter and first half of 1999 compared with the same periods in 1998 (see "Directory services and other" revenues above). The decreases in selling, general and administrative expenses for both the three and six month periods

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


primarily reflect lower selling and commission expenses related to cellular customer acquisitions within the Latin American operations. Investments in Latin American cellular networks contributed to the increases in depreciation and amortization for both the second quarter and first six months of 1999.


Equity Income

                                Three Months Ended
                                     June 30,
                              ----------------------        Increase        Percent
                               1999           1998          (Decrease)       Change
                              -------        -------        ----------      -------
                                      (Dollars in Millions)
Reported Equity Income        $    70        $    30        $       40           --
Adjusted Equity Income             70             75                (5)          (7)%

                                     Six Months Ended
                                         June 30,
                                 --------------------------                 Percent
                                    1999           1998        Increase     Change
                                 -----------    -----------   ----------   --------
                                           (Dollars in Millions)
Reported Equity Income           $       152    $        45   $      107         --
Adjusted Equity Income                   152            126           26         21%

Equity income (reflected in "Other (Income) Expense" in the condensed consolidated statements of income) of $152 million for the first six months of 1999 increased $26 million, or 21%, compared to the same period in 1998, after adjusting for the changes in accounting method previously described. The Taiwan cellular consortium, Pacific Cellular Corporation, became operational in January 1998 and has added over 1.4 million customers to date. This strong increase in customer growth coupled with increased earnings from our investment in CANTV, the Venezuelan telephone company, contributed to the equity earnings increase for the first half of 1999. In the second quarter of 1999, equity earnings decreased $5 million, or 7%, compared to the same period in 1998, primarily due to lower earnings from our investment in TELUS.


CONSOLIDATED FINANCIAL CONDITION

                                                          Six Months Ended
                                                              June 30,
                                                    -----------------------------
                                                         1999            1998
                                                    -------------    ------------
                                                        (Dollars in Millions)
Cash flows from (used in):
    Operations                                      $        2,870   $      2,581
    Investing                                               (2,653)        (2,446)
    Financing                                                 (235)           267

OPERATIONS

The increase in cash from operations primarily reflects continued strong earnings and a decrease in the Company's working capital requirements.

INVESTING

Capital expenditures totaled $2.1 billion in the first six months of 1999, a 16% decrease from the $2.5 billion spent during the same period in 1998. The primary driver for this variance was the deconsolidation of BC TELECOM to the equity

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


method of accounting and the Company's decision in 1998 to scale back the deployment of its hybrid fiber coax video networks. The majority of the 1999 new investments were made to acquire facilities and develop and install applications necessary to support the growth in demand for GTE's core services, facilitate the introduction of new products and services, and increase operating efficiency and productivity. Significant investments are also being made to build and expand GTE's national fiber-optic data network.

During the second quarter of 1999, GTE entered into agreements to sell a substantial portion of GTE Government Systems, GTE Airfone, and more than half of the 1.6 million domestic access lines previously announced for sale. These transactions are expected to generate after-tax proceeds in excess of $4 billion. Cash generated from these dispositions will be partially used to fund the Company's growth strategy, including its pending purchase of Ameritech's wireless properties in Illinois and Missouri. As announced in April 1999, the Company will acquire approximately half of Ameritech's wireless properties. GTE will pay $3.27 billion in cash for the properties. The completion of the acquisition is contingent on the closing of the proposed merger between Ameritech and SBC Communications, which is expected in the second half of 1999.

In March 1999, the Company completed its purchase of approximately 40% of the Puerto Rico Telephone Company (PRTC) for approximately $360 million. In June 1999, the Company was awarded one of two Personal Communications Services (PCS) wireless licenses that were auctioned by the government of Argentina for the Buenos Aires greater metropolitan area. The total purchase price was $301 million. The Company initially paid approximately $120 million toward the purchase of this PCS license. The remainder will be paid over the next two years.

FINANCING

Cash used in financing activities totaled $235 million during the first half of 1999 compared with cash provided of $267 million for the same period in 1998. The Company retired $900 million of long-term debt in the first half of 1999 compared with long-term debt and preferred security retirements of $1.7 billion in the first half of 1998. The Company issued $3.2 billion of long-term debt in the first half of 1999 compared with $3.5 billion in the first half of 1998. The debt issued in the second quarter of 1999 will mature more than twelve months after issuance.

During the first six months of 1999, GTE maintained $5.0 billion in committed credit facilities as primary back up to its commercial paper borrowings. These facilities include a five-year syndicated line of $2.5 billion for GTE and a 364-day syndicated line of $1.5 billion for certain domestic telephone operating subsidiaries. Under current terms and conditions, the $2.5 billion line will mature in June 2002 and the $1.5 billion line, which was renewed by the Company in June 1999, will mature in June 2000. In addition to the syndicated facilities, $1.0 billion of committed bilateral credit lines were renewed in June 1999. The bilateral lines, which are shared by GTE and certain domestic telephone operating subsidiaries, are aligned with the maturity date of the existing 364-day line.

Certain of GTE's domestic telephone operating subsidiaries have shelf registration statements filed with the Securities and Exchange Commission that total $1.6 billion as of June 30, 1999.

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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

REGULATORY AND COMPETITIVE TRENDS

During the second quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the second quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed over 900 interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (LECs) are required to provide to competitive LECs. This latter ruling has led to a proceeding before the FCC concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE will continue to provide, on a non-combined basis, the individual UNEs set forth in existing interconnection agreements even though the Company is not legally obligated to do so.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, and (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts. Supplemental opening briefs from petitioners and supporting intervenors were filed July 16, 1999, and the opening brief of the FCC and of its supporting intervenors is due August 16, 1999. Reply briefs are due August 31, 1999. Oral argument is scheduled for September 17, 1999.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access, wireless and video services both within and outside its traditional operating areas. GTE now provides long-distance service to over 3 million customers and dial-up Internet-access services to approximately 517,000 customers.

         UNIVERSAL SERVICE

GTE is active before both state and federal regulators advocating rapid development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service and planned to select cost inputs in

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


the second quarter of 1999. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for nonrural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program. In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. Specifically, the Fifth Circuit upheld the agency's decisions regarding: 1) several aspects of the high-cost support program, including implementation timing, separate treatment of rural carriers, the definition of service areas and use of the forward-looking costs to determine support; 2) no mandatory unbundling of supported services; 3) inclusion of commercial mobile radio service providers as universal service fund contributors; and 4) aspects of the schools and libraries program, including support for Internet access and internal connections and payments to non-telecommunications carriers. The Fifth Circuit reversed: 1) the assessment of contributions for schools and libraries fund based, in part, on intrastate revenues; 2) the rule prohibiting local telephone service providers from disconnecting low-income subscribers for non-payment of long distance charges;
3) the decision to assess high-cost fund contributions on primarily international carriers despite marginal interstate revenues; 4) the requirement that ILECs recover their contributions from access charges; and 5) the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. GTE is considering its options.

         PRICE CAP

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

         INTERSTATE ACCESS REVISION

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. It is likely that the FCC will put the coalition's proposal out for public comment in August 1999. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service.

On August 4, 1999, the FCC announced adoption of an Order that grants price cap LECs the ability to introduce new services without regulatory delay. The Order also offers the promise of progressively greater flexibility in setting the prices for interstate special access services as competition develops, gradually replacing regulation with competition as the primary means of setting prices. Although the text of the Order is not yet available, based upon the FCC press release, the FCC has taken a reasonable step towards lessening regulation of interstate special access. It appears the FCC has established a framework that will allow ILECs the ability to use some of the same pricing mechanisms offered by CLECs for special access services. The press release indicates the FCC has begun a new rulemaking proceeding that is likely to lead to additional pricing flexibility for interstate switched access services.

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

In an Order and Notice of Proposed Rulemaking (NPRM) released in August 1998, the FCC ruled that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops, unbundling and resale obligations for network facilities needed for advanced services.

In March 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

         NUMBER PORTABILITY

In December 1998, the FCC released a Memorandum Opinion and Order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

         INTERNET SERVICE TRAFFIC

Incumbent LECs are required to provide open access to all Internet service providers (ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service).

GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The city of Portland, Oregon was first to adopt such a requirement and a subsequent federal court challenge by AT&T was denied. AT&T has appealed that decision and arguments will take place in October 1999. The FCC announced that it will file a brief to express its concern over the effect that the actions of local franchising authorities could have on the FCC's hands-off approach to the broadband market, and specifically address the importance of a national policy.

In July 1999, Broward County, Florida also adopted an ordinance requiring cable television franchisees to provide ISPs

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


"nondiscriminatory equal access" to their cable modem platforms. AT&T subsequently announced that it would appeal that decision as well. Also, in July 1999, Comcast Cablevision and Advanced Cable Communications filed a lawsuit claiming Broward County violated the Communications Act by inserting unlawful requirements into the franchise agreement.


YEAR 2000 CONVERSION

State of Readiness

As of June 30, 1999, GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements.

GTE expects its Internet businesses to be Year 2000 compliant in the third quarter of 1999. Also in the third quarter, GTE's domestic wireless company, all international affiliate companies, and all remaining domestic companies will have completed the Year 2000 compliance of their systems.

GTE's remaining effort consists of quality assurance and validation of our Year 2000 efforts across our businesses; assuring forward compliance of our systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and staffing our corporate Year 2000 communications watch center through March 1, 2000.

Independent verification and validation is the final step in GTE's Year 2000 process. This quality assurance process is expected to be substantially complete in the third quarter of 1999. However, GTE will continue its periodic reviews conducted by internal audit into 2000. Program status will also continue to be reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

With the incorporation of the TELUS Year 2000 program, the estimated total multi-year cost of GTE's Year 2000 Program is not expected to exceed $400 million. Through June 30, 1999, expenditures totaled $320 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 67% of GTE's program effort involves U.S. domestic operations. GTE has not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. As a result of completions in June 1999, GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 700 to 800 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may exist, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery teams have included procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center to be operational in

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Dallas, Texas from September 8, 1999 through March 1, 2000. The initial versions of these plans were completed during the second quarter of 1999. These plans will be kept current through the millennium rollover, and are expected to be tested (as appropriate) by the end of September 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


SHARE REPURCHASES

In August 1999, GTE announced that it will initiate a share repurchase program to offset shares issued under the Company's employee-benefit and dividend-reinvestment programs. The program includes the repurchase of up to 26 million shares of the Company's currently issued common stock. Purchases will occur in the open market from time to time until the closing of GTE's pending merger with Bell Atlantic Corporation.


RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in GTE's market risks since December 31, 1998.

PART II. OTHER INFORMATION

                        GTE CORPORATION AND SUBSIDIARIES

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Annual Meeting - May 18, 1999.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees as listed in the proxy statement. All of management's nominees as listed in the proxy statement were elected, the vote on said proposal being as follows:

                                                                   Shares Voted
                                                                   ------------
               Directors                             Shares For                 Shares Withheld
               ---------                             ----------                 ---------------
               Class I Directors:
                 Edward H. Budd                      834,528,867                21,877,187
                 James L. Ketelsen                   834,477,248                21,928,806
                 Charles R. Lee                      831,391,751                25,014,303
                 John W. Snow                        829,956,570                26,449,484


          (c)  Other matters voted upon:

          Proposal to Merge GTE and Bell Atlantic

          Shareholders voted for the proposal to adopt the Agreement and Plan of Merger, dated as of July 27, 1998, among GTE Corporation, Bell Atlantic Corporation and a wholly-owned subsidiary of Bell Atlantic that was created to complete the merger, and to approve the merger and other transactions described in the merger agreement. The vote was:

          FOR - 738,863,760 shares, or 96.73 percent of the shares voted.

          AGAINST - 25,005,366 shares, or 3.27 percent of the shares voted.

          ABSTENTIONS - 5,276,206 shares.

          BROKER NON-VOTES - 87,260,722 shares.


          Proposal to Ratify the Appointment of Auditors

          Shareholders ratified the appointment of Arthur Andersen LLP to conduct the annual audit of the financial statements of GTE Corporation and its subsidiary companies for the year ending December 31, 1999. The vote was:

          FOR - 839,950,954 shares, or 98.92 percent of the shares voted.

          AGAINST - 9,198,579 shares, or 1.08 percent of the shares voted.

          ABSTENTIONS - 7,256,521 shares.

          Proposal that the Board of Directors Provide a Comprehensive Report on Foreign Military Sales

          Shareholders voted against a shareholder proposal to require the Board of Directors to provide a comprehensive report on GTE's foreign military sales. The vote was:

          FOR - 49,186,347 shares, or 6.80 percent of the shares voted.

          AGAINST - 674,107,257 shares, or 93.20 percent of the shares voted.

          ABSTENTIONS - 45,839,225 shares.

          BROKER NON-VOTES - 87,273,225 shares.


          Proposal on Executive Bonuses

          Shareholders voted against a shareholder proposal requiring shareholder approval of bonuses to executive officers and to limit bonuses to 10% of the annual salaries of the executive officers. The vote was:

          FOR - 79,268,760 shares, or 10.72 percent of the shares voted.

          AGAINST - 660,235,847 shares, or 89.28 percent of the shares voted.

          ABSTENTIONS - 29,628,715 shares.

          BROKER NON-VOTES - 87,272,732 shares.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits required by Item 601 of Regulation S-K.

               11   Statement re: Calculation of Earnings per Common Share

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27   Financial Data Schedule

          (b)  The Company filed a report on Form 8-K dated April 5, 1999 under
                Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

               The Company filed a report on Form 8-K dated April 28, 1999 under
                Item 5, "Other Events." No financial statements were included with this report.

               The Company filed a report on Form 8-K dated May 7, 1999 under
                Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GTE Corporation
                                    --------------------------------------------
                                                   (Registrant)

Date:    August 12, 1999                      /s/ Paul R. Shuell
      --------------------          --------------------------------------------
                                                  Paul R. Shuell
                                           Vice President and Controller


Date:    August 12, 1999                      /s/ Marianne Drost
      --------------------          -------------------------------------------
                                                  Marianne Drost
                                                    Secretary

                                INDEX TO EXHIBITS


     Exhibit
      Number                                                 Description
-------------------        ---------------------------------------------------------------------------------
        11                 Statement re:  Calculation of Earnings per Common Share

        12                 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule