Form 10-Q
period 1999-09-30
GTE CORP
filed 1999-11-12
CIK 40858

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       or

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

                                                                  YES [X] NO [ ]

The Company had 971,794,977 shares of $.05 par value common stock outstanding (excluding 30,405,307 treasury shares) at October 31, 1999.



================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        GTE CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                   ----------------------   ----------------------
                                                      1999         1998       1999          1998
                                                   ---------    ---------   ---------    ---------
                                                   (Dollars in Millions, Except Per-Share Amounts)

REVENUES AND SALES                                 $   6,428    $   6,480   $  18,595    $  18,642

OPERATING COSTS AND EXPENSES
     Cost of services and sales                        2,808        2,617       8,130        7,786
     Selling, general and administrative               1,027        1,250       3,224        3,552
     Depreciation and amortization                       920          963       2,746        2,875
     Special items                                      (705)          --      (1,026)         755
                                                   ---------    ---------   ---------    ---------
        Total operating costs and expenses             4,050        4,830      13,074       14,968
                                                   ---------    ---------   ---------    ---------
OPERATING INCOME                                       2,378        1,650       5,521        3,674

OTHER (INCOME) EXPENSE
     Interest - net                                      309          312         924          912
     Other - net                                         (89)          10        (213)          54
                                                   ---------    ---------   ---------    ---------
Income before income taxes                             2,158        1,328       4,810        2,708
     Income taxes                                        790          506       1,754        1,071
                                                   ---------    ---------   ---------    ---------
Income before extraordinary charges                    1,368          822       3,056        1,637
     Extraordinary charges                                --           --         (30)        (320)
                                                   ---------    ---------   ---------    ---------
NET INCOME                                         $   1,368    $     822   $   3,026    $   1,317
                                                   =========    =========   =========    =========

BASIC EARNINGS (LOSS) PER COMMON SHARE
     Before extraordinary charges                  $    1.40    $     .85   $    3.14    $    1.70
     Extraordinary charges                                --           --        (.03)        (.33)
                                                   ---------    ---------   ---------    ---------
        NET INCOME                                 $    1.40    $     .85   $    3.11    $    1.37
                                                   =========    =========   =========    =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
     Before extraordinary charges                  $    1.39    $     .85   $    3.12    $    1.69
     Extraordinary charges                                --           --        (.03)        (.33)
                                                   ---------    ---------   ---------    ---------
        NET INCOME                                 $    1.39    $     .85   $    3.09    $    1.36
                                                   =========    =========   =========    =========

AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS):
     Basic                                               978          964         973          962
     Diluted                                             986          968         980          967

The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


                                                               September 30, December 31,
                                                                   1999          1998
                                                                 ---------    ---------
                                                                  (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                                    $   3,555    $     467
    Receivables, less allowances of $599 and $395                    4,753        4,785
    Inventories and supplies                                           753          668
    Net assets held for sale (see Note 5)                            1,752          274
    Other                                                              713          587
                                                                 ---------    ---------
       Total current assets                                         11,526        6,781
                                                                 ---------    ---------


Property, plant and equipment, at cost                              52,289       59,689
Accumulated depreciation                                           (30,069)     (34,823)
                                                                 ---------    ---------
       Total property, plant and equipment, net (a)                 22,220       24,866
                                                                 ---------    ---------

Prepaid pension costs                                                5,657        4,927
Franchises, goodwill and other intangibles, net of accumulated
      amortization of $888 and $819                                  3,545        3,144
Investments in unconsolidated companies                              3,880        2,210
Other assets                                                         1,437        1,687
                                                                 ---------    ---------
Total assets                                                     $  48,265    $  43,615
                                                                 =========    =========

(a) Includes $1.6 billion at December 31, 1998, which is classified as held for sale at September 30, 1999 (see Note 5).

The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                               September 30, December 31,
                                                                    1999        1998
                                                                 ---------    ---------
                                                                 (Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations, including current maturities         $   7,105    $   4,148
    Accounts payable and accrued expenses                            4,080        4,138
    Taxes payable and other                                          2,477        2,069
                                                                 ---------    ---------
       Total current liabilities                                    13,662       10,355
                                                                 ---------    ---------

Long-term debt                                                      14,278       15,418
Employee benefit plans                                               4,317        4,404
Deferred income taxes                                                2,953        1,948
Minority interests in equity of subsidiaries                         1,483        1,984
Other liabilities                                                      649          740
                                                                 ---------    ---------
       Total liabilities                                            37,342       34,849
                                                                 ---------    ---------

Shareholders' equity
    Common stock (1,002,200,284 and 991,374,778 shares issued)          50           50
    Additional paid-in capital                                       8,624        7,884
    Retained earnings                                                4,399        2,740
    Accumulated other comprehensive loss                              (367)        (375)
    Guaranteed ESOP obligations                                       (467)        (509)
    Treasury stock (25,909,333 and 23,377,388 shares, at cost)      (1,316)      (1,024)
                                                                 ---------    ---------
       Total shareholders' equity                                   10,923        8,766
                                                                 ---------    ---------
Total liabilities and shareholders' equity                       $  48,265    $  43,615
                                                                 =========    =========

The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                  Nine Months Ended
                                                                  September 30, 1999
                                                               ---------------------------
                                                                Shares           Amount
                                                               ---------      ------------
                                                               (Shares in     (Dollars in
                                                               Thousands)       Millions)

COMMON STOCK
    Balance at beginning of period                               991,375      $         50
    Shares issued - employee plans                                10,825                --
                                                               ---------      ------------
       Balance at end of period                                1,002,200                50
                                                               ---------      ------------

ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                                                   7,884
    Shares issued - employee plans                                                     543
    Other                                                                              197
                                                                              ------------
       Balance at end of period                                                      8,624
                                                                              ------------

RETAINED EARNINGS
    Balance at beginning of period                                                   2,740
    Net income                                                                       3,026
    Dividends declared                                                              (1,373)
    Other                                                                                6
                                                                              ------------
       Balance at end of period                                                      4,399
                                                                              ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of period                                                    (375)
    Foreign currency translation adjustments                                            31
    Unrealized gains (losses) on securities, net of tax                                (23)
                                                                              ------------
       Balance at end of period                                                       (367)
                                                                              ------------

GUARANTEED ESOP OBLIGATIONS
    Balance at beginning of period                                                    (509)
    Other                                                                               42
                                                                              ------------

       Balance at end of period                                                       (467)
                                                                              ------------

TREASURY STOCK
    Balance at beginning of period                                23,377            (1,024)
    Shares purchased                                               6,467              (471)
    Shares distributed - employee plans                           (3,935)              179
                                                            ------------      ------------
       Balance at end of period                                   25,909            (1,316)
                                                            ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                                                    $     10,923
                                                                              ============

The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    ----------------------
                                                                                      1999          1998
                                                                                    --------      --------
                                                                                     (Dollars in Millions)

OPERATIONS
    Income before extraordinary charges                                             $  3,056      $  1,637
    Adjustments to reconcile income before extraordinary charges to net cash from operations:
         Depreciation and amortization                                                 2,746         2,875
         Special items                                                                (1,026)          755
         Employee retirement benefits                                                   (801)         (542)
         Deferred income taxes                                                           750           263
         Provision for uncollectible accounts                                            421           343
         Equity in income of unconsolidated companies                                   (311)         (167)
         Changes in current assets and current liabilities,
           excluding the effects of acquisitions and dispositions                       (264)         (585)
         Other - net                                                                     (21)          142
                                                                                    --------      --------
       Net cash from operations                                                        4,550         4,721
                                                                                    --------      --------

INVESTING
    Capital expenditures                                                              (3,304)       (3,951)
    Acquisitions and investments                                                        (538)         (130)
    Proceeds from sales of assets                                                      1,036           167
    Other - net                                                                          (55)           77
                                                                                    --------      --------
       Net cash used in investing                                                     (2,861)       (3,837)
                                                                                    --------      --------

FINANCING
    Common stock issued                                                                  722           283
    Purchase of treasury stock                                                          (471)           --
    Long-term debt issued                                                              3,222         3,488
    Long-term debt and preferred stock retired                                        (1,012)       (1,911)
    Dividends paid                                                                    (1,367)       (1,354)
    Increase (decrease) in short-term obligations, excluding current maturities          339        (1,140)
    Other - net                                                                          (34)          (30)
                                                                                    --------      --------
       Net cash from (used in) financing                                               1,399          (664)
                                                                                    --------      --------

Increase in cash and cash equivalents                                                  3,088           220

Cash and cash equivalents:
    Beginning of period                                                                  467           551
                                                                                    --------      --------
    End of period                                                                   $  3,555      $    771
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


NOTE 3. SPECIAL ITEMS

        1999 SPECIAL ITEMS

During the third quarter of 1999, the Company recorded special items of $705 million ($416 million after-tax, or $.42 per diluted share). Included in the special items are a pretax gain of $754 million on the sale of substantially all of GTE Government Systems on September 1, 1999 to General Dynamics Corporation. The after-tax impact of this gain is $445 million, or $.45 per diluted share. Also included is a special charge of $49 million ($29 million after-tax, or $.03 per diluted share) related to the impairment of assets associated with the Company's decision to exit certain small, non-core business activities.

During the first quarter of 1999, the Company recorded a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS, as described in Note
8. The after-tax impact of this gain is $308 million, or $.32 per diluted share.

During the first quarter of 1999, the Company also recorded special charges of $192 million ($119 million after-tax, or $.12 per diluted share) associated with completed employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees.

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

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share, resulting from the discontinued use of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by its Canadian operations, and the early retirement of long-term debt.

NOTE 5. NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems, GTE Airfone and approximately 1.6 million domestic access lines. The sales of GTE Government Systems and GTE Airfone were expected to close in 1999 and, accordingly, their net assets are classified as "Net assets held for sale" at December 31, 1998. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion.

On June 22, 1999, GTE entered into an agreement with General Dynamics Corporation to sell three divisions of GTE Government Systems Corporation for $1.03 billion. The sale closed on September 1, 1999. After-tax gains of $445 million were recognized on this sale. On November 4, 1999, GTE entered into an agreement with DynCorp to sell the remaining division. The sale, which is subject to normal regulatory approvals, is expected to close by year-end. Therefore, the associated net assets of this division are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Revenues for this remaining division were $55 million and $159 million for the third quarter and year-to-date of 1999, respectively.

On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. (Oak Hill) to sell GTE Airfone. The agreement was terminated on October 19, 1999 when GTE and Oak Hill were unable to agree on the final terms of the sale. GTE will continue to pursue the sale of GTE Airfone. Accordingly, GTE Airfone's net assets are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Revenues from GTE Airfone were $32 million and $106 million for the third quarter and year-to-date of 1999, respectively.

During the third quarter of 1999, the Company continued to make significant progress with its plan to sell approximately 1.6 million domestic access lines. GTE has entered into definitive agreements to sell approximately 1.5 million switched access lines located in Alaska, Arizona, Arkansas, California, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. The Company is still negotiating to sell about 100,000 local customer lines in Illinois and is expected to enter into an agreement by the end of 1999. All sales are contingent upon final agreements and regulatory approvals, and all sales are expected to close in 2000.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


The net property, plant and equipment of the access lines to be sold of $1.6 billion has been reclassified as "Net assets held for sale" in the condensed consolidated balance sheets as of September 30, 1999. The Company will continue to operate all of these assets until sold. Given the decision to sell, the Company stopped recording depreciation expense for these assets. Depreciation expense was accordingly $190 million lower for the first nine months of 1999. The 1.6 million access lines represent approximately 7% of the average switched access lines that the Company had in service during 1998 and contributed approximately 4% to 1998 consolidated revenues.

NOTE 6. COMPREHENSIVE INCOME

The components of total comprehensive income are presented in the following table:

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                             ----------------------      ----------------------
                                                               1999          1998          1999          1998
                                                             --------      --------      --------      --------
                                                                              (Dollars in Millions)

Net income                                                   $  1,368      $    822      $  3,026      $  1,317
Other comprehensive income (loss):
     Foreign currency translation adjustments                      (5)          (41)           31          (116)
     Unrealized gains (losses) on securities, net of tax           (6)            1           (23)            6
                                                             --------      --------      --------      --------
       Subtotal                                                   (11)          (40)            8          (110)
                                                             --------      --------      --------      --------
Total comprehensive income                                   $  1,357      $    782      $  3,034      $  1,207
                                                             ========      ========      ========      ========

NOTE 7. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, GTE capitalizes and amortizes the cost of all internal-use software, including network-related software it previously expensed. The net book value of capitalized software at September 30, 1999 and December 31, 1998, respectively, is as follows:

                                             September 30, 1999  December 31, 1998
                                             ------------------  -----------------
                                                      (Dollars in Millions)

Capitalized software, net book value:
    Network                                         $ 153               $  --
    Non-network                                       435                 301
                                                    -----               -----
       Total                                        $ 588               $ 301
                                                    =====               =====

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

NOTE 9. DEBT

In May 1999, the Company issued $1.4 billion of floating rate debentures and $200 million of 5.399% debentures. In June 1999, the Company issued $1.4 billion of floating rate debentures.

In September 1999, the Company issued $3.2 billion of commercial paper which was used to purchase nearly half of the wireless properties formerly operated by Ameritech Corporation. This transaction, initially scheduled to be completed on September 30, 1999, closed on October 8, 1999.

On November 5, 1999, the Company filed a shelf registration for $1.375 billion in unsecured debt.

NOTE 10. SEGMENT REPORTING

GTE has four reportable segments. As described below, three reportable segments are within GTE's National Operations and the fourth reportable segment is its International Operations. The three segments within National Operations are Network Services, Wireless Products and Services, and Internetworking. See Note 8 describing changes in accounting for investments at GTE's International Operations.

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

Affiliated transactions that occur are priced at market or in accordance with FCC affiliate transaction rules, where appropriate. Operating income includes profit on sales to affiliates. The related intersegment eliminations for National Operations are included in Other National Operations.

The following table represents segment income statement results for the three and nine months ended September 30, 1999 and 1998, respectively, and balance sheet results as of September 30, 1999 and December 31, 1998:

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                                        Three Months Ended September 30, Nine Months Ended September 30,
                                        -------------------------------- -------------------------------
                                                1999           1998           1999           1998
                                             ---------      ---------      ---------      ---------
                                                             (Dollars in Millions)

NATIONAL OPERATIONS:
    NETWORK SERVICES
       Revenues and sales
          Local services                     $   1,521      $   1,465      $   4,462      $   4,348
          Network access services                1,389          1,340          4,124          3,961
          Toll services                            160            203            499            662
          Directory services and other             813            886          2,377          2,328
                                             ---------      ---------      ---------      ---------
              Total revenues                     3,883          3,894         11,462         11,299
                 Intersegment revenues            (117)           (91)          (315)          (213)
                                             ---------      ---------      ---------      ---------
                 Total external revenues     $   3,766      $   3,803      $  11,147      $  11,086
                                             =========      =========      =========      =========

       Operating income (a)                  $   1,516      $   1,298      $   4,071      $   3,564
       Special charges (b)                          --             --            113            171
       Depreciation and amortization               642            657          1,918          1,977
       Capital expenditures                        699            905          2,077          2,508
       Total assets (c)                                                       23,972         23,287

    WIRELESS PRODUCTS AND SERVICES
       Revenues and sales
          Service revenues                   $     829      $     685      $   2,306      $   2,006
          Equipment sales and other                116             97            325            287
                                             ---------      ---------      ---------      ---------
                 Total revenues (d)          $     945      $     782      $   2,631      $   2,293
                                             =========      =========      =========      =========

       Operating income (a)                  $     124      $     193      $     444      $     505
       Special charges (b)                          --             --             24             91
       Depreciation and amortization               114            111            342            328
       Capital expenditures                        125            133            293            275
       Total assets (c)                                                        5,842          5,783

    INTERNETWORKING (e)
       Revenues and sales
          Internetworking revenues           $     285      $     151      $     735      $     414
                 Intersegment revenues             (11)            (9)           (49)           (26)
                                             ---------      ---------      ---------      ---------
                 Total external revenues     $     274      $     142      $     686      $     388
                                             =========      =========      =========      =========

       Operating loss                        $    (142)     $    (110)     $    (395)     $    (389)
       Depreciation and amortization                50             28            135             83
       Capital expenditures                        203             87            476            319
       Total assets (c)                                                        2,500          1,925

    OTHER NATIONAL OPERATIONS (e)
       Revenues and sales
          GTE Communications                 $     391      $     281      $   1,082      $     742
          GTE Technology and Systems (f)           291            347          1,023          1,039
          Other, including eliminations            196            209            448            561
                                             ---------      ---------      ---------      ---------
              Total revenues                 $     878      $     837      $   2,553      $   2,342
                                             =========      =========      =========      =========

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                                             Three Months Ended September 30, Nine Months Ended September 30,
                                             -------------------------------- -------------------------------
                                                     1999           1998          1999           1998
                                                  ---------      ---------      ---------      ---------
                                                                 (Dollars in Millions)

    OTHER NATIONAL OPERATIONS (continued) (e)
       Operating income (loss) (a)                $     662      $      (3)     $     403      $    (571)
       Special items (b)                               (705)            --           (663)           397
       Depreciation and amortization                     55             55            166            151
       Capital expenditures                              76            111            195            353
       Total assets (c)                                                             2,731          2,672

INTERNATIONAL OPERATIONS: (g)
       Revenues and sales
              Local services                      $      95      $     295      $     263      $     915
              Toll services                              77            217            218            686
              Wireless services                         129             84            417            227
              Directory services and other              170            229            423            557
                                                  ---------      ---------      ---------      ---------
                 Total revenues                   $     471      $     825      $   1,321      $   2,385
                                                  =========      =========      =========      =========

       Operating income (a)                       $     101      $     235      $     788      $     598
       Special items (b)                                 --             --           (513)            38
       Depreciation and amortization                     57            108            177            327
       Equity income                                     82             23            234             68
       Capital expenditures                              48            132            201            456
       Investments in unconsolidated
          companies (c)                                                             3,474          1,820

       Revenues by country
          Dominican Republic                      $     167      $     143      $     467      $     421
          Argentina                                     121             --            371             --
          Canada                                        123            627            293          1,817
          Other                                          60             55            190            147
                                                  ---------      ---------      ---------      ---------
              Total revenues                      $     471      $     825      $   1,321      $   2,385
                                                  =========      =========      =========      =========

       Assets by country (c)
          Venezuela                                                             $   1,838      $   1,727
          Canada                                                                    1,584          2,979
          Argentina                                                                 1,518          1,129
          Dominican Republic                                                          954            907
          Other                                                                       890            543
                                                                                ---------      ---------
              Total assets (c)                                                  $   6,784      $   7,285
                                                                                =========      =========


CONSOLIDATED REVENUES                             $   6,428      $   6,480      $  18,595      $  18,642
CONSOLIDATED OPERATING INCOME (a)                     2,378          1,650          5,521          3,674
CONSOLIDATED SPECIAL ITEMS (b)                         (705)            --         (1,026)           755
CONSOLIDATED ASSETS (c)                                                            48,265         43,615


(a) Includes special items for the three and/or nine months ended September 30, 1999 and 1998, as indicated.

(b) See Note 3 for a description of special items.

(c) Represents balance sheets as of September 30, 1999 and December 31, 1998.

(d) 1999 includes cellular incollect revenues. Without this change, growth in total revenues would have been 11% and 5% for the third quarter and year-to-date periods, respectively.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


(e) BBN Technologies, a business which provides research and contracting services for government entities, previously reported as a component of Internetworking in 1998, is now included with Other National Operations. Prior period amounts have been reclassified to conform to the 1999 presentation.

(f) On September 1, 1999, the Company sold substantially all of GTE Government Systems. For additional information see Note 5.

(g) See Note 8 for a description of changes in accounting for international investments and the resulting impact on the financial statements.

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

The unaudited pro forma financial statements that follow are for GTE and Bell Atlantic for the nine month period ended September 30, 1999 in connection with the proposed merger. Both companies have provided unaudited pro forma combined condensed financial statements of income for the years ended December 31, 1998, 1997 and 1996 and a pro forma combined condensed balance sheet at December 31, 1998 in a joint proxy statement and prospectus filed with the Securities and Exchange Commission dated April 13, 1999. Bell Atlantic has supplied all information contained in this interim report relating to Bell Atlantic and GTE has supplied all information relating to GTE.

The following unaudited pro forma combined condensed financial statements are presented assuming that the merger of GTE and Bell Atlantic will be accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes. These unaudited pro forma financial statements have been prepared from, and should be read in conjunction with, the historical consolidated financial statements and accompanying notes of GTE and Bell Atlantic, which are included in the companies' Annual Reports on Form 10-K for the year ended December 31, 1998, and reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999, as well as this interim report for both companies. The unaudited pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of the combined company.

The following unaudited pro forma financial data was prepared by adding or combining the historical amounts of each company and adjusting the combined amounts for significant differences in accounting methods used by each company. These adjustments are described in the accompanying notes to the financial statements. The unaudited pro forma combined balance sheet was prepared by combining the balance sheets of GTE and Bell Atlantic at September 30, 1999, giving effect to the merger as if it had occurred on September 30, 1999. The unaudited pro forma combined condensed statement of income gives effect to the merger as if it had occurred at the beginning of the earliest period presented. The terms of the merger specify that each share of GTE common stock will be converted into the right to receive 1.22 shares of combined company common stock. This exchange ratio was used in computing certain of the pro forma adjustments and in computing share and per share amounts in the accompanying unaudited pro forma financial information.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 1999


                                                               Historical     Historical    Pro Forma         Pro Forma
(Dollars in Millions, Except Per-Share Amounts) (Unaudited)   Bell Atlantic      GTE       Adjustments        Combined
                                                              -------------   ----------   -----------        ----------

Operating revenues                                             $    24,566    $  18,595    $       --        $   43,161
Operating expenses                                                  18,223       13,074           (27)(3d)       31,270
                                                               -----------    ---------    ----------        ----------
Operating income                                                     6,343        5,521            27            11,891

Income from unconsolidated businesses                                  124          311                             435
Other income and (expense), net                                         35          (49)                            (14)
Interest expense                                                       939          973                           1,912
Provision for income taxes                                           2,074        1,754            10 (3e)        3,838
                                                               -----------    ---------    ----------        ----------
Income from continuing operations                              $     3,489    $   3,056    $       17        $    6,562
                                                               ===========    =========    ==========        ==========

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share             $      2.25    $    3.14                      $     2.39
                                                               -----------    ---------    ----------        ----------
Weighted-average shares outstanding (in millions)                    1,553          973           214 (3c)        2,740
                                                               -----------    ---------    ----------        ----------

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share             $      2.21    $    3.12                      $     2.36
                                                               -----------    ---------    ----------        ----------
Weighted-average shares - diluted (in millions)                      1,583          980           215 (3c)        2,778
                                                               -----------    ---------    ----------        ----------

             See accompanying Notes to Unaudited Pro Forma Combined
                        Condensed Financial Statements.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               September 30, 1999


                                                         Historical     Historical     Pro Forma            Pro Forma
(Dollars in Millions) (Unaudited)                       Bell Atlantic      GTE        Adjustments           Combined
                                                        -------------   ----------   ------------          -----------

ASSETS
Current assets
   Cash and temporary cash investments                   $       299    $    3,572   $         --          $     3,871
   Receivables, net                                            6,929         4,753                              11,682
   Net assets held for sale                                       --         1,752                               1,752
   Other current assets                                        1,669         1,449           (205)  (3b)
                                                                                               65   (3c)         2,978
                                                         -----------    ----------   ------------          -----------
                                                               8,897        11,526           (140)              20,283
                                                         -----------    ----------   ------------          -----------

Plant, property and equipment, net                            38,359        22,220           (175)  (3d)        60,404
Investments in unconsolidated businesses                       5,919         3,880                               9,799
Other assets                                                   5,847        10,639                              16,486
                                                         -----------    ----------   ------------          -----------
Total assets                                             $    59,022    $   48,265   $       (315)         $   106,972
                                                         ===========    ==========   ============          ===========


LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                         $     3,286    $    7,105   $         --          $    10,391
   Accounts payable and accrued liabilities                    6,550         5,622                              12,172
   Other current liabilities                                   1,533           935            170   (3b)         2,638
                                                         -----------    ----------   ------------          -----------
                                                              11,369        13,662            170               25,201
                                                         -----------    ----------   ------------          -----------
Long-term debt                                                17,463        14,278                              31,741
Employee benefit obligations                                   9,661         4,317                              13,978
Deferred credits and other liabilities                         5,020         5,085            (67)  (3c)        10,038

Shareowners' investment
   Common stock (2,767,321,285 shares issued)                    158            50             69   (3a)           277
   Contributed capital                                        13,533         8,624         (1,385)  (3a)        20,772
   Reinvested earnings                                         2,757         4,399           (310)  (3b)
                                                                                             (108)  (3d)         6,738
   Accumulated other comprehensive income (loss)                 174          (367)                               (193)
                                                         -----------    ----------   ------------          -----------
                                                              16,622        12,706         (1,734)              27,594
   Less common stock in treasury, at cost                        632         1,316         (1,316)  (3a)           632
   Less deferred compensation - employee
     stock ownership plans                                       481           467                                 948
                                                         -----------    ----------   ------------          -----------
Total shareowners' investment                                 15,509        10,923           (418)              26,014
                                                         -----------    ----------   ------------          -----------
Total liabilities and shareowners' investment            $    59,022    $   48,265   $       (315)         $   106,972
                                                         ===========    ==========   ============          ===========

             See accompanying Notes to Unaudited Pro Forma Combined
                        Condensed Financial Statements.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


           NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS


           Note 1 - Reclassifications

           Reclassifications have been made to the historical financial statements to conform to the presentation expected to be used by the combined company.

           Note 2 - Exchange Ratio

           The terms of the merger agreement specify that each outstanding share of GTE common stock will be converted into 1.22 shares of combined company common stock. This exchange ratio was used in computing share and per share amounts in the accompanying pro forma financial information.

           Note 3 - Pro Forma Adjustments

           (a) A pro forma adjustment has been made to reflect the issuance of 1,191 million shares of combined company common stock in exchange for all outstanding shares of GTE common stock as per the exchange ratio stated in Note 2, above. The adjustment also reflects the cancellation of shares of GTE treasury stock, but does not reflect the impact of fractional shares.

           (b) A pro forma adjustment has been made to reflect direct incremental merger-related costs. Amounts anticipated to be incurred (approximately $170 million) have been shown as an increase to "Other current liabilities." Amounts incurred through September 30, 1999 by GTE and Bell Atlantic (approximately $205 million) have been shown as a reduction to "Other current assets." The after-tax cost of this anticipated charge (approximately $310 million) has been reflected as a reduction in "Reinvested earnings."

           (c) Pro forma adjustments have been made to the number of weighted average shares outstanding used in the calculation of basic and diluted earnings per share. The number of weighted average shares outstanding reflects the conversion of shares and share equivalents of GTE common stock into combined company common stock in accordance with the merger agreement.

           (d) Pro forma adjustments have been made to conform GTE's accounting policies for certain computer software costs to Bell Atlantic's policies.

           (e) Pro forma adjustments have been made for the estimated tax effects of the adjustments discussed in (b) and (d) above.

           (f) There are no significant intercompany transactions between GTE and Bell Atlantic.


NOTE 12. SUBSEQUENT EVENTS

On October 8, 1999, the Company completed its previously announced acquisition of nearly half of the wireless properties formerly operated by Ameritech Corporation for approximately $3.25 billion in cash. These properties are located in St. Louis, Chicago and Central Illinois and include 1.7 million subscribers.

On the condensed consolidated balance sheets, the balances of "Cash and cash equivalents" and "Short-term obligations, including current maturities" increased as of September 30, 1999, compared to December 31, 1998. These increases reflect the dollar amount which was required for the closing of the purchase of the Ameritech wireless properties. This transaction, initially scheduled to be completed on September 30, 1999, closed on October 8, 1999.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


On November 8, 1999, the Company announced that it had agreed to form a company with Crown Castle International Corp. to own, operate and lease space on the Company's existing network of cell sites. The newly created entity will be controlled by Crown Castle International Corp. The Company will contribute real estate and integral equipment, including approximately 2,300 cellular towers to the entity, valued at approximately $900 million, and will lease back these cell sites by paying a monthly lease fee of approximately $1,400 per cell site to the entity. The Company will continue to own other cell site equipment, including switching equipment, antennas and other electronic components.

                        GTE CORPORATION AND SUBSIDIARIES

Item 2.      Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

OVERVIEW

CONSOLIDATED OPERATIONS

Results for the third quarter and first nine months of 1999 reflect continuing strong customer growth and the favorable effects of cost-cutting initiatives. Reported net income was $1,368 million, or $1.39 per diluted share, for the third quarter of 1999 and $3,026 million, or $3.09 per diluted share, for the first nine months of 1999. In 1998, reported net income was $822 million, or $.85 per diluted share, for the third quarter and $1,317 million, or $1.36 per diluted share, for the nine months ended September 30, 1998. The Company's reported results for 1999 and 1998 were affected by one-time items, changes in the method of accounting for certain international investments due to changes in ownership and the sale of substantially all of the Government Systems business on September 1, 1999. The one-time items, changes in the method of accounting for certain international investments and the sale of Government Systems are each described in further detail in this "Overview" section. Other significant transactions are discussed in "Segment Results of Operations."

The table below summarizes reported and adjusted key financial results for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998.

                                           Three Months Ended                   Nine Months Ended
                                             September 30,                        September 30,
                                        -----------------------    Percent   -----------------------     Percent
                                           1999         1998       Change       1999         1998        Change
                                        ----------   ----------    -------   ----------   ----------     -------
                                               (Dollars in Millions except per-share amounts)

Reported revenues                       $    6,428   $    6,480              $   18,595   $   18,642
   Accounting for international
      investments                               --         (430)                     --       (1,248)
   Normalization for sale of
      Government Systems                        --          (86)                     --          (86)
                                        ----------   ----------              ----------   ----------
Adjusted revenues                       $    6,428   $    5,964      7.8%    $   18,595   $   17,308      7.4%
                                        ==========   ==========              ==========   ==========

Reported operating income               $    2,378   $    1,650              $    5,521   $    3,674
   Accounting for international
      investments                               --         (152)                     --         (441)
   Normalization for sale of
      Government Systems                        --           (6)                     --           (6)
   Special items                              (705)          --                  (1,026)         755
                                        ----------   ----------              ----------   ----------
Adjusted operating income               $    1,673   $    1,492     12.1%    $    4,495   $    3,982     12.9%
                                        ==========   ==========              ==========   ==========

Reported net income                     $    1,368   $      822              $    3,026   $    1,317
   Special items                              (416)          --                    (605)         482
   Extraordinary charges                        --           --                      30          320
                                        ----------   ----------              ----------   ----------
Adjusted net income                     $      952   $      822     15.8%    $    2,451   $    2,119     15.7%
                                        ==========   ==========              ==========   ==========


Diluted earnings per share-reported     $     1.39   $      .85              $     3.09   $     1.36
Diluted earnings per share-adjusted     $      .97   $      .85     14.1%    $     2.50   $     2.19     14.2%

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

1999 ONE-TIME ITEMS

         SPECIAL ITEMS

During the third quarter of 1999, the Company recorded special items of $705 million ($416 million after-tax, or $.42 per diluted share). Included in the special items are a pretax gain of $754 million on the sale of substantially all of GTE Government Systems on September 1, 1999 to General Dynamics Corporation. The after-tax impact of this gain is $445 million, or $.45 per diluted share. Also included is a special charge of $49 million ($29 million after-tax, or $.03 per diluted share) related to the impairment of assets associated with the Company's decision to exit certain small, non-core business activities.

During the first quarter of 1999, the Company recorded a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS. The after-tax impact of this gain is $308 million, or $.32 per diluted share. See "Accounting for International Investments" for additional information.

During the first quarter of 1999, the Company also recorded special charges of $192 million ($119 million after-tax, or $.12 per diluted share) associated with completed employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees.

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

         EXTRAORDINARY CHARGES

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share, resulting from the discontinued use of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," by its Canadian operations, and the early retirement of long-term debt.

NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems, GTE Airfone and approximately 1.6 million domestic access lines. The sales of GTE Government Systems and GTE Airfone were expected to close in 1999 and, accordingly, their net assets are classified as "Net assets held for sale" at December 31, 1998. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


On June 22, 1999, GTE entered into an agreement with General Dynamics Corporation to sell three divisions of GTE Government Systems Corporation for $1.03 billion. The sale closed on September 1, 1999. After-tax gains of $445 million were recognized on this sale. On November 4, 1999, GTE entered into an agreement with DynCorp to sell the remaining division. The sale, which is subject to normal regulatory approvals, is expected to close by year-end. Therefore, the associated net assets of this division are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Revenues for this remaining division were $55 million and $159 million for the third quarter and year-to-date of 1999, respectively.

On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. (Oak Hill) to sell GTE Airfone. The agreement was terminated on October 19, 1999 when GTE and Oak Hill were unable to agree on the final terms of the sale. GTE will continue to pursue the sale of GTE Airfone. Accordingly, GTE Airfone's net assets are classified as "Net assets held for sale" in the condensed consolidated balance sheets. Revenues from GTE Airfone were $32 million and $106 million for the third quarter and year-to-date of 1999, respectively.

During the third quarter of 1999, the Company continued to make significant progress with its plan to sell approximately 1.6 million domestic access lines. GTE has entered into definitive agreements to sell approximately 1.5 million switched access lines located in Alaska, Arizona, Arkansas, California, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. The Company is still negotiating to sell about 100,000 local customer lines in Illinois and is expected to enter into an agreement by the end of 1999. All sales are contingent upon final agreements and regulatory approvals, and all sales are expected to close in 2000.

The net property, plant and equipment of the access lines to be sold of $1.6 billion has been reclassified as "Net assets held for sale" in the condensed consolidated balance sheets as of September 30, 1999. The Company will continue to operate all of these assets until sold. Given the decision to sell, the Company stopped recording depreciation expense for these assets. Depreciation expense was accordingly $190 million lower for the first nine months of 1999. The 1.6 million access lines represent approximately 7% of the average switched access lines that the Company had in service during 1998 and contributed approximately 4% to 1998 consolidated revenues.

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

Both companies are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

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

NATIONAL OPERATIONS

The results of GTE's National Operations include the Network Services, Wireless Products and Services, and the Internetworking reportable segments, representing 62%, 14%, and 4% of consolidated year-to-date revenues, respectively. Smaller business units comprising Other National Operations, representing 14% of consolidated year-to-date revenues, include GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone.

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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Revenues and Sales

                                          Three Months Ended
                                             September 30,
                                       ------------------------       Increase          Percent
                                          1999           1998        (Decrease)         Change
                                       ---------      ---------      ---------          -------
                                                (Dollars in Millions)

Local services                         $   1,521      $   1,465      $      56              4%
Network access services                    1,389          1,340             49              4%
Toll services                                160            203            (43)           (21)%
Directory services and other                 813            886            (73)            (8)%
                                       ---------      ---------      ---------
    Total revenues                         3,883          3,894            (11)            --
       Intersegment revenues                (117)           (91)           (26)            --
                                       ---------      ---------      ---------
       Total external revenues         $   3,766      $   3,803      $     (37)            (1)%
                                       =========      =========      =========

                                           Nine Months Ended
                                             September 30,
                                       ------------------------       Increase          Percent
                                          1999           1998        (Decrease)         Change
                                       ---------      ---------      ---------          -------
                                                (Dollars in Millions)

Local services                         $   4,462      $   4,348      $     114              3%
Network access services                    4,124          3,961            163              4%
Toll services                                499            662           (163)           (25)%
Directory services and other               2,377          2,328             49              2%
                                       ---------      ---------      ---------
    Total revenues                        11,462         11,299            163              1%
       Intersegment revenues                (315)          (213)          (102)            --
                                       ---------      ---------      ---------
       Total external revenues         $  11,147      $  11,086      $      61              1%
                                       =========      =========      =========

Local services

Access line growth of 4.3% over the last 12 months generated increased revenues of $55 million and $156 million for the three and nine months ended September 30, 1999, respectively. This access line growth reflects higher demand for Internet services, including second lines. Revenue growth was also attributable to increased revenues from vertical services of $23 million and $56 million for the third quarter and year-to-date periods, respectively. Partially offsetting the higher growth are mandated price reductions during 1999 and favorable regulatory adjustments that occurred in 1998. These items reduced revenues by $24 million for the third quarter and $76 million for the first nine months of 1999.

Network access services

The increases in network access services revenues for the third quarter and first nine months of 1999 compared with the same periods in 1998 were the result of growth in access minutes of use of 7.3% and 8.1%, respectively. This growth was due in part to higher network usage by alternative providers of intraLATA toll services. In addition, special access revenues, driven by growing demand for increased bandwidth by high-capacity users, increased $51 million and $164 million in the three month and nine month periods, respectively. These increases were partially offset by price reductions mandated by federal and state regulation which lowered revenues by $49 million and $186 million, respectively, for the three and nine months ended September 30, 1999.

Toll services

Toll services revenues decreased in the third quarter and first nine months of 1999 compared with the same periods in 1998 due to lower toll volumes resulting from continued competition from alternative providers of intraLATA toll services. Toll minutes of use declined 14.9% and 17.4%, respectively, for the three and nine months ended September 30, 1999 over the prior year periods. Revenue reductions from intraLATA toll competition were partially offset by increased network access revenues for network usage by alternative providers of intraLATA toll services.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Directory services and other

Directory services revenues result primarily from publication rights received from GTE Directories Corporation (included in the results of "Other National Operations") for sales of Yellow Pages advertising to customers in Network Services' operating areas. Directory services revenues decreased $55 million and $43 million for the third quarter and first nine months of 1999, respectively, related to the timing of directory publications. Billing and collection services revenues decreased $14 million and increased $20 million in the three and nine months ended September 30, 1999, respectively. This activity was partially offset by telecommunications service revenues and equipment sales which contributed $17 million and $72 million to the revenue growth for the third quarter and first nine months of 1999 compared with the same periods in 1998.

Operating Costs and Expenses

                                            Three Months Ended
                                               September 30,
                                           -------------------                     Percent
                                             1999        1998     (Decrease)       Change
                                           -------     -------    ---------        -------
                                                (Dollars in Millions)

Cost of services and sales                 $ 1,242     $ 1,364     $  (122)          (9)%
Selling, general and administrative            483         575         (92)         (16)%
Depreciation and amortization                  642         657         (15)          (2)%
                                           -------     -------     -------
    Total operating costs and expenses     $ 2,367     $ 2,596     $  (229)          (9)%
                                           =======     =======     =======


                                             Nine Months Ended
                                               September 30,
                                           -------------------     Increase        Percent
                                             1999        1998     (Decrease)       Change
                                           -------     -------    ---------        -------
                                                (Dollars in Millions)

Cost of services and sales                 $ 3,780     $ 4,019     $  (239)          (6)%
Selling, general and administrative          1,580       1,568          12            1%
Depreciation and amortization                1,918       1,977         (59)          (3)%
Special charges                                113         171         (58)         (34)%
                                           -------     -------     -------
    Total operating costs and expenses     $ 7,391     $ 7,735     $  (344)          (4)%
                                           =======     =======     =======


Operating costs and expenses

Operating costs and expenses decreased for the three and nine months ended September 30, 1999, compared to the same periods in 1998. In general, higher costs associated with increased telecommunications equipment sales volume and customer and access line growth were offset by productivity improvements resulting from the employee-reduction program initiated in the first quarter of 1999. The employee-reduction program, which is expected to produce annualized savings at Network Services of approximately $450 million, also resulted in the settlement of pension obligations. As such, the Company was able to recognize pension plan gains in excess of the employee obligations for those employees leaving the Company. These favorable pension settlement gains were $222 million and $394 million in the third quarter and first nine months of 1999, respectively. Partially offsetting the year-to-date cost decreases were increased costs for the publication of the Company's White Pages directories of $54 million and the absence of favorable adjustments to employee benefits and other liabilities which reduced 1998 expenses by $159 million. In addition, net costs of $64 million and $153 million for the third quarter and first nine months of 1999, respectively, were capitalized due to the adoption of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


The decreases in depreciation and amortization expenses for the three and nine months ended September 30, 1999, compared to the same periods in 1998, are primarily driven by the discontinuation of depreciation on approximately 1.6 million non-strategic access lines held for sale, which reduced expense by $62 million and $190 million, respectively. These decreases are partially offset by $47 million and $129 million, respectively, of increased depreciation expense on additional investment in network facilities resulting from increased demand for switched access lines in the three and nine month periods of 1999, respectively.

For a description of the special charges, see "Overview - 1999 and 1998 One-time Items."

WIRELESS PRODUCTS AND SERVICES

Wireless Products and Services provides wireless voice and data communications services within licensed areas in the U.S., sells cellular telephones and accessories and provides support services to other wireless telephone companies.

Revenues and Sales

                              Three Months Ended
                                September 30,
                              -----------------                 Percent
                               1999       1998      Increase    Change
                              ------     ------     --------    -------
                                (Dollars in Millions)

Service revenues              $  829     $  685     $  144         21%
Equipment sales and other        116         97         19         20%
                              ------     ------     ------
    Total revenues            $  945     $  782     $  163         21%
                              ======     ======     ======

                              Nine Months Ended
                                September 30,
                              -----------------                 Percent
                               1999       1998      Increase    Change
                              ------     ------     --------    -------
                                (Dollars in Millions)

Service revenues              $2,306     $2,006     $  300         15%
Equipment sales and other        325        287         38         13%
                              ------     ------     ------
    Total revenues            $2,631     $2,293     $  338         15%
                              ======     ======     ======

GTE's wireless customer base grew 11% during the last 12 months, which contributed an estimated $66 million and $163 million to the increases in service revenues for the third quarter and year-to-date periods, respectively. Total domestic customers served reached approximately 5.2 million at September 30, 1999. In addition, service revenues increased by $93 million and $198 million for the third quarter and first nine months of 1999 due to a change in the manner of reporting customer roaming revenue. Prior to 1999, the Company netted these revenues with roaming charges settled with other carriers (see offsetting increase in "Operating Costs and Expenses" below). Without this change, growth in total revenues would have been 11% and 5% for the third quarter and year-to-date periods, respectively. These increases were partially offset by a decline in the average revenue per user, reflecting the increasing level of competition in the wireless industry. The increases in equipment sales and other revenues for the three and nine months ended September 30, 1999 were primarily due to retail customer growth.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Operating Costs and Expenses

                                           Three Months Ended
                                             September 30,
                                           -----------------     Increase      Percent
                                            1999       1998     (Decrease)     Change
                                           ------     ------    ----------     -------
                                               (Dollars in Millions)

Cost of services and sales                 $  513     $  271     $  242          89%
Selling, general and administrative           194        207        (13)         (6)%
Depreciation and amortization                 114        111          3           3%
                                           ------     ------     ------
    Total operating costs and expenses     $  821     $  589     $  232          39%
                                           ======     ======     ======

                                           Nine Months Ended
                                             September 30,
                                           -----------------     Increase      Percent
                                            1999       1998     (Decrease)     Change
                                           ------     ------    ----------     -------
                                               (Dollars in Millions)

Cost of services and sales                 $1,231     $  765     $  466          61%
Selling, general and administrative           590        604        (14)         (2)%
Depreciation and amortization                 342        328         14           4%
Special charges                                24         91        (67)        (74)%
                                           ------     ------     ------
    Total operating costs and expenses     $2,187     $1,788     $  399          22%
                                           ======     ======     ======

The increases in operating costs and expenses for the three and nine months ended September 30, 1999 were primarily due to increased customer roaming charges paid to other wireless carriers of $133 million and $204 million for the third quarter and year-to-date periods, respectively. Customer roaming charges were higher for both periods due to high customer acceptance and stimulated usage of new, flat-rate bundled minute rate plans that allow local, regional and national roaming at competitive rates. Also, operating costs and expenses have increased by $93 million and $198 million for the third quarter and first nine months of 1999 due to a change in the reporting of customer roaming revenues (see offsetting increase in "Revenues and Sales" above). In addition, due to the 11% growth in customers, acquisition and retention costs have increased $30 million and $95 million for the three and nine month periods compared to last year. Also contributing to the variance were gains on the sale of wireless properties recorded in the third quarter and year-to-date of 1998 of $15 million and $65 million, respectively. These cost increases were offset by continuing cost reduction initiatives. Depreciation and amortization increased for the three and nine months ended September 30, 1999, compared with the same periods in 1998, as a result of continued investment in the wireless network to provide greater digital capacity and coverage.

For a description of the special charges, see "Overview - 1999 and 1998 One-time Items."

INTERNETWORKING

The Internetworking segment offers a wide range of advanced data and Internet-related services, including dedicated and dial-up access to the Internet, managed network security, Web hosting, application development and systems integration services. Internetworking also includes the investment in GTE's national fiber-optic network which is expected to be fully operational by December 1999. Recent investments in undersea cable have now expanded the reach of the nationwide network into Europe, Asia and Latin America.

This segment does not include the results of GTE's traditional local data businesses, such as high-speed dedicated circuits and ADSL, which continue to be reflected in the Company's Network Services segment.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Revenues and Sales

                                Three Months Ended
                                  September 30,
                                ------------------      Increase      Percent
                                 1999        1998      (Decrease)     Change
                                ------      ------     ----------     -------
                                     (Dollars in Millions)

Revenues and sales              $  285      $  151      $  134          89%
    Intersegment revenues          (11)         (9)         (2)         --
                                ------      ------      ------
    Total external revenues     $  274      $  142      $  132          93%
                                ======      ======      ======

                                Nine Months Ended
                                  September 30,
                                ------------------      Increase      Percent
                                 1999        1998      (Decrease)     Change
                                ------      ------     ----------     -------
                                     (Dollars in Millions)

Revenues and sales              $  735      $  414      $  321          78%
    Intersegment revenues          (49)        (26)        (23)         --
                                ------      ------      ------
    Total external revenues     $  686      $  388      $  298          77%
                                ======      ======      ======

Internetworking revenues for the third quarter of 1999 and year-to-date increased over the same periods of 1998 due to customer growth and revenues derived from consumer and business Internet-based products and services. The increases also reflect the expanded relationship with America Online (AOL), for which GTE provides national network deployment services in support of AOL's dial-up network, and the favorable settlement of an arbitrated dispute.

Operating Costs and Expenses

                                           Three Months Ended
                                             September 30,
                                           -----------------                  Percent
                                            1999       1998      Increase     Change
                                           ------     ------     --------     -------
                                              (Dollars in Millions)

Cost of services and sales                 $  267     $  145     $  122         84%
Selling, general and administrative           110         88         22         25%
Depreciation and amortization                  50         28         22         79%
                                           ------     ------     ------
    Total operating costs and expenses     $  427     $  261     $  166         64%
                                           ======     ======     ======

                                           Nine Months Ended
                                             September 30,
                                           -----------------                  Percent
                                            1999       1998      Increase     Change
                                           ------     ------     --------     -------
                                              (Dollars in Millions)

Cost of services and sales                 $  702     $  438     $  264         60%
Selling, general and administrative           293        282         11          4%
Depreciation and amortization                 135         83         52         63%
                                           ------     ------     ------
    Total operating costs and expenses     $1,130     $  803     $  327         41%
                                           ======     ======     ======

The increase in cost of services and sales for the third quarter of 1999 and year-to-date compared with the same periods in 1998 reflects growth in the cost of the network infrastructure to support a growing customer base and new service offerings, as well as the continued expansion of dial-up networks operated for AOL. Selling, general and administrative costs increased in the three and nine months ended September 30, 1999 compared with the same periods of 1998 due to

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


increased selling expenses associated with customer growth. Depreciation and amortization expenses increased for the third quarter of 1999 and year-to-date compared with the same periods in 1998 primarily due to the continued investment in the national fiber-optic network.


OTHER NATIONAL OPERATIONS

GTE's Other National Operations include: GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone. Eliminations for intersegment activity occurring within National Operations are also included in Other National Operations.

Technology and Systems is primarily composed of GTE Government Systems. The Company sold substantially all of its Government Systems business to General Dynamics on September 1, 1999.

GTE Communications Corporation (GTECC) includes GTE's national sales and marketing organization, which enables GTE to offer a complete bundle of telecommunication services and expand beyond its traditional operating boundaries. GTECC also includes GTE Long Distance, which provides long-distance services to customers in all 50 states, and GTE Video Services, which provides video services to residential and business customers in California, Florida and Hawaii.

Revenues and Sales

                                  Three Months Ended
                                     September 30,
                                  -----------------     Increase      Percent
                                   1999       1998     (Decrease)     Change
                                  ------     ------    ----------     -------
                                      (Dollars in Millions)

Technology and Systems            $  291     $  347     $  (56)        (16)%
Communications                       391        281        110          39%
Other, including eliminations        196        209        (13)         (6)%
                                  ------     ------     ------
    Total revenues                $  878     $  837     $   41           5%
                                  ======     ======     ======

                                  Nine Months Ended
                                     September 30,
                                  -----------------     Increase      Percent
                                   1999       1998     (Decrease)     Change
                                  ------     ------    ----------     -------
                                      (Dollars in Millions)

Technology and Systems            $1,023     $1,039     $  (16)         (2)%
Communications                     1,082        742        340          46%
Other, including eliminations        448        561       (113)        (20)%
                                  ------     ------     ------
    Total revenues                $2,553     $2,342     $  211           9%
                                  ======     ======     ======

The sale of substantially all of the GTE Government Systems business effective September 1, 1999, as previously mentioned, resulted in a decrease in Technology and Systems revenues compared to 1998. The third quarter of 1999 only includes two months of GTE Government Systems revenue, whereas the same quarter last year includes a full three months of revenue. The increases in GTECC's revenues are attributable in part to increased revenues from long-distance operations, higher contract sales to medium and large business customers and revenues from bundled local, long-distance, wireless, paging and Internet services. The growth in long-distance revenues is due to a 27% increase in the number of customers since September 30, 1998 to approximately 3.2 million customers. At September 30, 1999 there were 239,000 customers of bundled services, an increase of 232% since the third quarter of 1998.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Operating Costs and Expenses

                                           Three Months Ended
                                              September 30,
                                           --------------------    Increase        Percent
                                            1999         1998     (Decrease)       Change
                                           -------      -------   ----------       -------
                                                 (Dollars in Millions)

Cost of services and sales                 $   689      $   582     $   107           18%
Selling, general and administrative            177          203         (26)         (13)%
Depreciation and amortization                   55           55          --           --
Special items                                 (705)          --        (705)          --
                                           -------      -------     -------
    Total operating costs and expenses     $   216      $   840     $  (624)         (74)%
                                           =======      =======     =======

                                           Nine Months Ended
                                              September 30,
                                           --------------------    Increase        Percent
                                            1999         1998     (Decrease)       Change
                                           -------      -------   ----------       -------
                                                 (Dollars in Millions)

Cost of services and sales                 $ 2,048      $ 1,815     $   233           13%
Selling, general and administrative            599          550          49            9%
Depreciation and amortization                  166          151          15           10%
Special items                                 (663)         397      (1,060)          --
                                           -------      -------     -------
    Total operating costs and expenses     $ 2,150      $ 2,913     $  (763)         (26)%
                                           =======      =======     =======

Total operating costs and expenses, excluding depreciation, amortization and special items, were higher in the third quarter of 1999 and year-to-date compared with the same periods in 1998 primarily due to increased capacity costs associated with GTECC's revenue growth and higher provisions for uncollectibles, partially offset by lower advertising and telemarketing costs.

For a description of the special items, see "Overview - 1999 and 1998 One-time Items."

INTERNATIONAL OPERATIONS

GTE's International Operations, which represent 7% of consolidated revenues, provide telecommunications services in the Dominican Republic, Argentina and Canada and operate directory-advertising companies in Europe and Latin America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include a full-service telecommunications company in Venezuela, a paging network in China and a nationwide wireless network in Taiwan. In March 1999, GTE completed the acquisition of 40% of the Puerto Rico Telephone Company (PRTC). PRTC is a full-service telecommunications provider serving the Commonwealth of Puerto Rico and is accounted for under the equity method. Also, in June 1999, GTE acquired a PCS license for the Buenos Aires, Argentina greater metropolitan area. The license, one of two auctioned by the Argentine government, covers a population of 13 million.

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

Reported Revenues and Sales

                                          Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                          -------------------     -------------------
                                           1999        1998        1999        1998
                                          -------     -------     -------     -------
                                                    (Dollars in Millions)

Local services                            $    95     $   295     $   263     $   915
Toll services                                  77         217         218         686
Wireless services                             129          84         417         227
Directory services and other                  170         229         423         557
                                          -------     -------     -------     -------
    Total reported revenues and sales     $   471     $   825     $ 1,321     $ 2,385
                                          =======     =======     =======     =======

The following table provides supplemental detail for GTE's International Operations revenues. The results for the three and nine months ended September 30, 1998 have been adjusted to reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting.

Adjusted Revenues and Sales

                                          Three Months Ended
                                             September 30,
                                          -------------------    Increase     Percent
                                           1999        1998     (Decrease)    Change
                                          -------     -------   ----------    -------
                                               (Dollars in Millions)

Local services                            $    95     $    75     $    20           27%
Toll services                                  77          75           2            3%
Wireless services                             129         135          (6)          (4)%
Directory services and other                  170         110          60           55%
                                          -------     -------     -------
    Total adjusted revenues and sales     $   471     $   395     $    76           19%
                                          =======     =======     =======

                                          Nine Months Ended
                                             September 30,
                                          -------------------    Increase     Percent
                                           1999        1998     (Decrease)    Change
                                          -------     -------   ----------    -------
                                               (Dollars in Millions)

Local services                            $   263     $   222     $    41           18%
Toll services                                 218         234         (16)          (7)%
Wireless services                             417         399          18            5%
Directory services and other                  423         282         141           50%
                                          -------     -------     -------
    Total adjusted revenues and sales     $ 1,321     $ 1,137     $   184           16%
                                          =======     =======     =======

Local services

Local rate increases, as part of an overall rate rebalancing effort in the Dominican Republic, combined with increased access lines in service contributed to the increases in local service revenues for the third quarter and first nine months of 1999 compared to the same periods in 1998.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Toll services

Rate reductions in Latin America and Canada stemming from rebalancing programs and competitive pressures led to overall decreases in toll revenues for the first nine months of 1999. These rate reductions are partially offset by increased toll volumes.

Wireless services

Wireless services revenues primarily represent cellular, PCS and paging services. Consolidated wireless subscriber growth of 55% over the last 12 months, driven primarily by increased prepaid wireless subscribers within the Latin American operations, contributed to the 1999 year-to-date revenue increase. These increases were significantly offset by lower average revenue per user. In addition, during the third quarter of 1999, a one-time reclassification was recorded to reflect cellular product sales revenues in Directory services and other.

Directory services and other

Directory services and other revenues result primarily from sales of Yellow Pages advertising to local and national businesses, along with equipment and other product revenue and sales. Increased product revenues and sales and the one-time third quarter reclassification from Wireless services revenue discussed above contributed to the third quarter and nine month increases. Also contributing to the increases were higher Yellow Pages advertising revenues in Canada and Europe, including a change in reporting for publication-right fees paid to local exchange carriers which contributed $33 million and $57 million to revenues for the third quarter and year-to-date periods (see "Adjusted Operating Costs and Expenses" below). In addition, 1999 results include the activities of Axesa Informacion, Inc., a directory publication business in Puerto Rico for which GTE acquired a controlling interest in April 1999, as well as revenues from technology right-to-use fees paid to the Company.

Reported Operating Costs and Expenses

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                    ---------------------     ----------------------
                                                      1999         1998         1999          1998
                                                    --------     --------     --------      --------
                                                                 (Dollars in Millions)

Cost of services and sales                          $    196     $    274     $    520      $    811
Selling, general and administrative                      117          208          349           611
Depreciation and amortization                             57          108          177           327
Special items                                             --           --         (513)           38
                                                    --------     --------     --------      --------
    Total reported operating costs and expenses     $    370     $    590     $    533      $  1,787
                                                    ========     ========     ========      ========

The 1999 year-to-date special item represents a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS, as previously described. The after-tax impact of this gain is $308 million, or $.32 per diluted share.

The following table provides supplemental detail for GTE's International Operations operating costs and expenses. The results for the three and nine months ended September 30, 1998 have been adjusted to exclude the special items and reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Adjusted Operating Costs and Expenses

                                                    Three Months Ended
                                                       September 30,
                                                    -------------------     Increase       Percent
                                                     1999        1998      (Decrease)      Change
                                                    -------     -------    ----------      -------
                                                         (Dollars in Millions)

Cost of services and sales                          $   196     $   119     $    77           65%
Selling, general and administrative                     117         135         (18)         (13)%
Depreciation and amortization                            57          58          (1)          (2)%
                                                    -------     -------     -------
    Total adjusted operating costs and expenses     $   370     $   312     $    58           19%
                                                    =======     =======     =======

                                                    Nine Months Ended
                                                       September 30,
                                                    -------------------     Increase       Percent
                                                     1999        1998      (Decrease)      Change
                                                    -------     -------    ----------      -------
                                                         (Dollars in Millions)

Cost of services and sales                          $   520     $   389     $   131           34%
Selling, general and administrative                     349         382         (33)          (9)%
Depreciation and amortization                           177         171           6            4%
                                                    -------     -------     -------
    Total adjusted operating costs and expenses     $ 1,046     $   942     $   104           11%
                                                    =======     =======     =======


Higher network and customer support costs related to the increased service revenues, combined with higher equipment cost of sales, contributed to the increases in cost of services and sales for both the three and nine months ended September 30, 1999. The classification change for directory publication-right fees also contributed to the increases in costs for the third quarter and first nine months of 1999 compared with the same periods in 1998 (see "Directory services and other" revenues above). The decreases in selling, general and administrative expenses for both the three and nine month periods primarily reflect lower selling and commission expenses related to wireless customer acquisitions within the Latin American operations.

Equity Income

                                                    Three Months Ended
                                                       September 30,
                                                    -------------------                    Percent
                                                     1999        1998       Increase       Change
                                                    -------     -------     --------       -------
                                                         (Dollars in Millions)

Reported Equity Income                              $    82     $    23     $    59          --
Adjusted Equity Income                                   82          63          19          30%

                                                    Nine Months Ended
                                                       September 30,
                                                    -------------------                    Percent
                                                     1999        1998       Increase       Change
                                                    -------     -------     --------       -------
                                                         (Dollars in Millions)

Reported Equity Income                              $   234     $    68     $   166          --
Adjusted Equity Income                                  234         189          45          24%

Equity income (reflected in "Other (Income) Expense" in the condensed consolidated statements of income) of $234 million for the first nine months of 1999 increased $45 million, or 24%, compared to the same period in 1998, after adjusting for the changes in accounting method previously described. A Taiwan cellular consortium, which became operational in January 1998, has added over
2.2 million customers to date. This strong increase in customer growth

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


coupled with increased earnings from our investment in CANTV, the Venezuelan telephone company, contributed to the equity earnings increase for the first nine months of 1999.


CONSOLIDATED FINANCIAL CONDITION

                                Nine Months Ended
                                  September 30,
                               --------------------
                                 1999        1998
                               -------      -------
                               (Dollars in Millions)

Cash flows from (used in):
    Operations                 $ 4,550      $ 4,721
    Investing                   (2,861)      (3,837)
    Financing                    1,399         (664)

OPERATIONS

Cash from operations includes losses associated with the Company's Internetworking and Other National growth initiatives. In addition, results include the previously discussed increased pension settlement gains and equity in income of unconsolidated companies, offset by greater deferred income taxes and working capital requirements that were less than the same period last year.

INVESTING

Capital expenditures totaled $3.3 billion in the nine months ended September 30, 1999, a 16% decrease from the $4.0 billion spent during the same period in 1998. This variance is attributable to lower capital expenditures for the Network Services segment, the deconsolidation of BC TELECOM to the equity method of accounting and the Company's decision in 1998 to scale back the deployment of its hybrid fiber coax video networks. The majority of the 1999 new investments were made to acquire facilities and develop and install applications necessary to support the growth in demand for GTE's core services, facilitate the introduction of new products and services, and increase operating efficiency and productivity. Significant investments have also been made to build and expand GTE's national fiber-optic data network. Capital expenditures for 1999 are expected to be comparable to 1998 levels.

In March 1999, the Company completed its purchase of approximately 40% of the Puerto Rico Telephone Company (PRTC) for approximately $360 million. In June 1999, the Company was awarded one of two Personal Communications Services (PCS) wireless licenses that were auctioned by the government of Argentina for the Buenos Aires greater metropolitan area. The total purchase price was $301 million of which approximately $120 million has been paid.

In 1998, GTE committed to a plan to sell GTE Government Systems, GTE Airfone and approximately 1.6 million domestic access lines. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion. On September 1, 1999 GTE sold a substantial portion of GTE Government Systems to General Dynamics Corporation for $1.03 billion.

FINANCING

Cash provided by financing activities totaled $1.4 billion during the nine months ended September 30, 1999 compared with cash used of $664 million for the same period in 1998. The Company retired $1.0 billion of long-term debt in the first nine months of 1999 compared with long-term debt and preferred security retirements of $1.9 billion for the same period in 1998. Additionally, on October 17, 1999, GTE redeemed $488 million of 9.25% monthly income preferred securities due 2024. The Company issued $3.2 billion of long-term debt in the first nine months of 1999 compared with $3.5 billion in the first nine months of 1998. Certain of GTE's domestic telephone operating subsidiaries have shelf registration statements filed with the Securities and Exchange Commission that total $1.6 billion as of September 30, 1999. In addition, on November 5, 1999, the Company filed a shelf registration for an additional $1.375 billion in unsecured debt.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


In August 1999, GTE announced the initiation of a share repurchase program to offset shares issued under the Company's employee-benefit and dividend-reinvestment programs. The program includes the repurchase of up to 26 million shares of the Company's currently issued common stock. Purchases will occur in the open market from time to time until the closing of GTE's pending merger with Bell Atlantic Corporation. As of September 30, 1999, the Company repurchased approximately 6.5 million shares of its common stock. As of the end of October 1999, the Company repurchased approximately 13.3 million shares of its common stock.

During the first nine months of 1999, GTE maintained $5.0 billion in committed credit facilities as primary back up to its commercial paper borrowings. These facilities include a five-year syndicated line of $2.5 billion for GTE and a 364-day syndicated line of $1.5 billion for certain domestic telephone operating subsidiaries. Under current terms and conditions, the $2.5 billion line will mature in June 2002 and the $1.5 billion line, which was renewed by the Company in June 1999, will mature in June 2000. In addition to the syndicated facilities, $1.0 billion of committed bilateral credit lines were renewed in June 1999 and, subsequently, increased to $2.0 billion in October 1999. The bilateral lines, which are shared by GTE and certain domestic telephone operating subsidiaries, are aligned with the maturity date of the existing 364-day line.

The Company believes that its present investment grade credit rating and those of its subsidiaries provide ready access to the capital markets at reasonable rates and provide the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

On October 8, 1999, the Company acquired approximately half of Ameritech's wireless properties. GTE paid $3.25 billion in cash for the properties, which are located in St. Louis, Chicago and Central Illinois. This transaction, initially scheduled to be completed on September 30, 1999, closed on October 8, 1999. As a result of the delay, the Company's cash and short-term debt balances as of September 30, 1999, are unusually high.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

REGULATORY AND COMPETITIVE TRENDS

During the third quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the third quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed over 1,100 interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In September 1999, the FCC voted on the matter and the order was issued on November 5, 1999. The FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements. ILECs are no longer required to provide unbundled operator services, including directory assistance. In addition, in certain circumstances, local and tandem switching need not be unbundled. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. Parties to this action have filed briefs and participated in oral arguments on September 17, 1999. A court decision is expected during the first quarter of 2000.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access, wireless and video services both within and outside its traditional operating areas. GTE now provides long-distance service to approximately 3.2 million customers and dial-up Internet-access services to approximately 491,000 customers.

         UNIVERSAL SERVICE

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service. On October 22, 1999, the FCC adopted an order selecting the cost inputs for the federal universal service cost model. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program.

In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. The FCC filed a Motion For Stay of the Fifth Circuit's mandate so that additional time could be granted to address the implementation issues associated with changing its existing methods of assessment and carrier recovery of universal service contributions. GTE and several other parties also asked the Fifth Circuit for rehearing on several issues. However, in September 1999 the Fifth Circuit denied all motions for stay and/or rehearing, and established November 1, 1999 as the effective date for the original decision.

On October 8, 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


On November 4, 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs. The effective date for the new federal universal service plan is January 1, 2000. This plan will take contributions to the federal fund and distribute them to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today.

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

In July 1999, GTE, along with a coalition of local exchange and long-distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. In September 1999, the FCC put the coalition's proposal out for public comment.

In August 1999, the FCC released an order pertaining to access reform and pricing flexibility. The order grants price cap LECs immediate flexibility under certain circumstances to deaverage certain access services and permits the introduction of new services on a streamlined basis, without prior FCC approval.

         ADVANCED TELECOMMUNICATIONS SERVICES

The Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). An order from the FCC on line sharing is expected in the fourth quarter of 1999.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


         NUMBER PORTABILITY

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

         INTERNET SERVICE TRAFFIC

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T has appealed that decision. Arguments took place November 1, 1999 before the Ninth Circuit Court.

In October 1999, GTE's Internetworking unit filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that switch this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate, does not "terminate" in GTE's local serving area, and based on an end-to-end analysis of the call, is not local traffic. Consistent with this recent ruling, GTE has been disputing and litigating bills from CLECs on these calls.

YEAR 2000 CONVERSION

State of Readiness

GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements. All other GTE business units are substantially complete in Year 2000 conversion and testing and are expected to be 100% complete by the end of November 1999.

GTE's remaining efforts continue through March 2000 and consist of quality assurance and validation of Year 2000 efforts across businesses; assuring forward compliance of systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and operation of our corporate Year 2000 communications watch center.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Cost to Address Year 2000 Issues

The estimated total multi-year cost of GTE's Year 2000 Program remains unchanged and is not expected to exceed $400 million. Through September 30, 1999, expenditures totaled $358 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 68% of GTE's program effort involves U.S. domestic operations. GTE's majority-owned subsidiaries have not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 500 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts or other circumstances outside of GTE's control.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center that is now operational. Located in Dallas, Texas, the watch center will remain operational (as required) through March 1, 2000. The initial versions of our contingency plans were completed during the second quarter of 1999. These contingency plans will be kept current through the millennium rollover, and are being tested (as appropriate). As of September 30, 1999, 79% of the contingency plans have completed testing, and the remaining plans are expected to complete testing by the end of November 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.

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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


RECENT DEVELOPMENTS

On September 21, 1999, Bell Atlantic signed a definitive agreement with Vodafone AirTouch Plc to create a national wireless business composed of both companies' U.S. wireless assets. The completion of this transaction is subject to a number of conditions, including certain regulatory approvals and the approval of the shareholders of Vodafone AirTouch. Bell Atlantic expects the transaction to close in six to 12 months from the date the agreement was signed. In the first year following the completion of the merger between Bell Atlantic and GTE, it is estimated that the new wireless business will dilute the combined company's earnings per share (EPS), 3% on a cash basis and 7% on a generally accepted accounting principles (GAAP) basis. The agreement between Bell Atlantic and Vodafone AirTouch to create a new wireless business and the agreement between Bell Atlantic and GTE to merge are independent transactions. The completion of one is not contingent upon completion of the other.

On October 8, 1999, the Company completed its previously announced acquisition of nearly half of the wireless properties formerly operated by Ameritech Corporation for approximately $3.25 billion in cash. These properties are located in St. Louis, Chicago and Central Illinois and include 1.7 million subscribers. This transaction will result in an estimated dilutive impact of $.02 per share in the fourth quarter of 1999. However, GTE's previous projection of 13% to 15% EPS growth in 1999 remains unchanged.

On November 8, 1999, the Company announced that it had agreed to form a company with Crown Castle International Corp. to own, operate and lease space on the Company's existing network of cell sites. The newly created entity will be controlled by Crown Castle International Corp. The Company will contribute real estate and integral equipment, including approximately 2,300 cellular towers to the entity, valued at approximately $900 million, and will lease back these cell sites by paying a monthly lease fee of approximately $1,400 per cell site to the entity. The Company will continue to own other cell site equipment, including switching equipment, antennas and other electronic components.

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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


5) the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, noncontrolled investments and all interconnecting carriers in achieving Year 2000 compliance; 6) the timing of, and regulatory or other conditions associated with, the completion of our merger with Bell Atlantic and our ability to combine operations and obtain revenue enhancements and cost savings following the merger; and 7) the timing of, and regulatory or other conditions associated with, the completion of the wireless joint venture between Bell Atlantic and Vodafone AirTouch Plc, and the ability of the new wireless enterprise to combine operations and obtain revenue enhancements and cost savings. In addition, GTE has embarked on a major initiative to expand its service capability in the data communication, long-distance and enhanced services segments of the telecommunications marketplace and to provide a bundle of products and services both in and outside of its traditional service territories. Whether the Company realizes the benefits of these initiatives depends on GTE's ability to successfully develop the network facilities and systems required to provide these enhanced services, the success of its marketing initiatives, the levels of demand that are created for these services and the level of competition the Company faces as it seeks to penetrate new markets and emerging markets for new products and services. While GTE's management believes that it will be successful in implementing these new initiatives, there are uncertainties associated with its ability to increase revenue and income growth rates to the levels targeted through these initiatives and its ability to do so within the planned timeframes or investment levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in GTE's market risks since December 31, 1998

PART II. OTHER INFORMATION

                        GTE CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulation S-K

          10 Material Contracts - Form of Separation Agreement and General Release between GTE Service Corporation and Thomas W. White

          11   Statement re: Calculation of Earnings per Common Share

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

    (b) The Company filed a report on Form 8-K dated August 26, 1999 under Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

        The Company filed a report on Form 8-K dated September 21, 1999 under
          Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTE Corporation
                                       -----------------------------------------
                                                   (Registrant)

Date: November 10, 1999                         /s/ Paul R. Shuell
      -----------------------------    -----------------------------------------
                                                    Paul R. Shuell
                                           Vice President and Controller

Date: November 10, 1999                         /s/ Marianne Drost
      -----------------------------    -----------------------------------------
                                                    Marianne Drost
                                                       Secretary

                                  EXHIBIT INDEX


     Exhibit
     Number                           Description
     -------        -----------------------------------------------------------

       10           Material Contracts - Form of Separation Agreement and
                    General Release between GTE Service Corporation and Thomas
                    W. White

       11           Statement re: Calculation of Earnings per Common Share

       12           Statements re: Calculation of the Consolidated Ratio of
                    Earnings to Fixed Charges

       27           Financial Data Schedule