Form 10-K405
period 1999-12-31
GTE CORP
filed 2000-03-30
CIK 40858

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

                  For the fiscal year ended: DECEMBER 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                  Title of Each Class             Name of Each Exchange on Which Registered
       --------------------------------------     -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of GTE's voting stock held by non-affiliates at February 29, 2000 amounted to $55,537,330,363.

GTE had 960,097,530 shares of $.05 par value common stock outstanding (excluding 42,102,754 treasury shares) at February 29, 2000.

================================================================================

TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I

    Item 1.   Business                                                                               2

    Item 2.   Properties                                                                            15

    Item 3.   Legal Proceedings                                                                     16

    Item 4.   Submission of Matters to a Vote of Security Holders                                   16

PART II

    Item 5.   Market for the Registrant's Common Equity and Related Shareholder Matters             17

    Item 6.   Selected Financial Data                                                               18

    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of            19
                 Operations

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                            43

    Item 8.   Financial Statements and Supplementary Data                                           44

    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                         75

PART III

    Item 10.  Directors and Executive Officers of the Registrant                                    75

    Item 11.  Executive Compensation                                                                79

    Item 12.  Security Ownership of Certain Beneficial Owners and Management                        92

    Item 13.  Certain Relationships and Related Transactions                                        93

PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                       94

PART I

ITEM 1.  BUSINESS

GTE Corporation and subsidiaries ("GTE" or "the Company") is a leading telecommunications provider with one of the industry's broadest arrays of products and services. It is one of the world's largest telecommunications companies, with 1999 revenues of more than $25 billion. GTE's National and International Operations serve approximately 35 million telephone access lines through subsidiaries in the United States, Canada and the Dominican Republic, and through affiliates in Canada, Puerto Rico and Venezuela. GTE is a leading wireless operator in the United States, with more than 7.1 million wireless customers and the opportunity to serve 72.5 million potential wireless customers. When we refer to "potential wireless customers" in this document, we mean the number of people living in the relevant area served by our wireless operations, adjusted to reflect our ownership interests in those wireless operations.

Outside the fifty states, GTE operates wireless networks serving approximately
6.7 million customers with 34.8 million potential wireless customers through subsidiaries in Argentina, Canada and the Dominican Republic, and affiliates in Canada, Puerto Rico, Venezuela and Taiwan.

GTE provides internetworking services, ranging from dial-up Internet access for residential and small-business consumers to Web-based applications for Fortune 500 companies. GTE is also a leader in directories and telecommunications-based information services and systems.

GTE and its subsidiaries had approximately 99,000 employees, at December 31, 1999.

                               NATIONAL OPERATIONS

                                Network Services

GTE's telephone operating subsidiaries in the United States served approximately 26 million access lines in 28 states as of December 31, 1999 and provided many types of communications services, ranging from local telephone service for the home and office to highly complex voice and data services for business. GTE's enhanced technology capabilities are evidenced by the growing demand for increased bandwidth by high-capacity users and data services, such as digital subscriber line (DSL) and CyberPOP(SM). At year-end 1999, DSL was available from 550 central offices. CyberPOP is a service which creates a point of presence
(POP) for Internet Service Providers (ISPs) that operate in or near GTE's markets. Subsidiaries accounting for the largest portion of total Network Services revenues are GTE California, 24%; GTE North, 22%; GTE Southwest, 13%; and GTE Florida, 12%. The largest cities served are Los Angeles, Long Beach and Santa Monica, California; Tampa and St. Petersburg, Florida; Honolulu, Hawaii; Lexington, Kentucky; Fort Wayne, Indiana; Everett, Washington; and the metropolitan area of Dallas, Texas.

Local service revenues are composed mainly of fees charged to customers for providing local exchange services within designated franchise areas. GTE telephone subsidiaries also provide toll services within designated geographic areas under agreements with connecting local exchange carriers (LECs) in conformity with state regulatory orders. GTE and other LECs compensate each other pursuant to access charge tariffs that are subject to review and approval by state regulatory commissions.

Network access service revenues are generated by providing access services to long-distance carriers. The interstate portion of these service revenues is based on switched, common-line, and special access tariffs approved by the Federal Communications Commission (FCC). The FCC tariffs include end-user access charges to residential and business customers. State access is based on similar rate structures that are subject to approval by state regulatory commissions.

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

Also included in GTE's Network Services is an unregulated affiliate: GTE Supply. GTE Supply is responsible for the procurement and management of inventory and supplies for GTE's domestic telephone companies as well as other GTE subsidiaries. GTE Supply also sells material and logistic services to third parties.

During 1997, GTE Supply implemented its multi-year agreement with BellSouth Telecommunications under which GTE Supply manages the procurement, inventory and distribution of equipment and materials required for BellSouth Telecommunications' network construction and operations and provides contract management services. Revenues associated with this contract were approximately $537 million during 1999.

In 1998, GTE identified certain non-strategic wireline properties to be sold. During 1999, the company reached agreements to sell approximately 1.6 million access lines in 13 states to seven different purchasers. These sales are scheduled to close by the end of 2000.

                                  GTE Wireless

GTE Wireless provides wireless services and products, including 800 MHz cellular voice and data transmission services, 1.8 GHz Personal Communications Services
(PCS) and wireless transaction processing and support services, to more than 7.1 million subscribers. GTE manages or controls cellular operations in 80 metropolitan markets, known as Metropolitan Service Areas (MSAs), and 61 Rural Service Areas (RSAs). On October 8, 1999 GTE completed its previously announced acquisition of nearly half of the wireless properties formerly operated by Ameritech Corporation for $3.25 billion in cash. These properties are located in St. Louis, Chicago and Central Illinois and include 1.7 million subscribers. GTE's 800 MHz cellular operations serve a population of approximately 98 million POPs, approximately 35 million of which are in the top 50 U.S. markets, including Chicago, Cleveland, Honolulu, Houston, Indianapolis, Nashville, St. Louis, San Diego, San Francisco, San Jose and Tampa. GTE also owns and operates the PCS licenses in the Cincinnati, Seattle and Spokane Major Trading Area
(MTAs) which covers approximately 9 million POPs. Cellular and PCS licenses were granted for an initial 10-year term and are renewable for successive 10-year terms. To date, all of GTE's cellular licenses have been renewed by the FCC without opposition, and future license renewals are expected to be granted.

In 1996, GTE Wireless began to deploy Code Division Multiple Access (CDMA) digital technology in its markets. As of December 31, 1999, GTE Wireless is commercially providing CDMA service in 25 markets, with nearly all cell sites in core markets providing digital service. GTE Wireless will continue to deploy CDMA technology over the next several years. CDMA technology allows for clearer calls, enhanced security, greater functionality and additional capacity to process more calls. GTE Wireless is currently testing CDMA technology for wireless data applications as well as offering Cellular Digital Packet Data services in focused market segments. CDMA data service allows secure digital dial-up access using a CDMA handset, without requiring additional equipment.

GTE Wireless owns and operates cellular systems through wholly-owned subsidiaries and partnerships with other entities. Wireless services are marketed to businesses and consumers, directly and through authorized agents, and to wholesalers that resell GTE's wireless services. GTE's retail wireless services are marketed and sold primarily under the GTE brand.

By December 31, 1999, GTE Wireless had five to seven competitors in major markets. Competition is principally on the basis of service quality, packaging capabilities, price and coverage area. As new entrants invest in the expansion of their networks, they will be able to provide increasingly competitive service offerings.

GTE Telecommunications Services Inc. (GTE TSI) provides transaction processing, software applications, fraud detection tools and network support services that facilitate the "roaming" of wireless subscribers and the management of wireless markets. GTE TSI serves both large and small customers in a significant portion of the domestic wireless market.

Further information regarding the conditions of the Company's proposed merger with Bell Atlantic is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Factors That May Affect Future Results - Recent Developments."

                               GTE Internetworking

GTE Internetworking offers a wide range of data services and solutions, including dedicated, dial-up access to the Internet and a variety of value-added Internet services such as managed network security, virtual private networks, Web-server and applications hosting, digital certificates, systems integration services and enhanced Internet services, including IP Fax and Internet call manager. During the first year of DSL operations, GTE Internetworking grew to more than 19,000 customers and in 1999 the dial-up business redirected its focus toward building its in-franchise broadband business. In addition, GTE Internetworking had over 900 Web hosting and security customers.

GTE Internetworking supports its service offering with a high bandwidth network infrastructure, four network operations centers, nine Web hosting and server operations centers and a technical support organization. In 1999 GTE Internetworking completed an initial build-out of a nationwide fiber-optic network and has already started adding extra layers of OC-192 capacity to meet existing and anticipated market demand. This new network infrastructure is a self-healing SONET ring network operating at bandwidths of up to OC-192 with 17,000 miles of fiber connecting over 100 metropolitan areas. Recent investments in undersea cable have now expanded the reach of the nationwide network into Europe, Asia and Latin America.

In 1999 and further into 2000, GTE Internetworking and America Online (AOL) extended their strategic relationship, building upon GTE Internetworking's existing role in providing dial-up and broadband backbone Internet services to AOL. In addition, the companies agreed that GTE Internetworking will be responsible for the operation and continued build-out of a portion of AOL's dial-up network in Japan. This expanded and extended relationship with AOL runs through 2006.

Principal competitors in the internetworking services and solutions market may, in general, be divided into the following five groups: (1) telecommunications companies, regional Bell operating companies, and various cable companies; (2) Internet access and enhanced services providers; (3) on-line service providers;
(4) value-added network providers and systems integrators; and (5) research and development organizations, and engineering services providers in the government market. The primary factors of competition are price; quality of service; technical expertise; quality of network backbone and infrastructure; and quality and scope of sales, marketing, and distribution channels.

Further information regarding the conditions of the Company's proposed merger with Bell Atlantic is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Factors That May Affect Future Results - Recent Developments."

                            Other National Operations

GTE Communications

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions that prohibited GTE from jointly marketing the products and services of its regulated local telephone subsidiaries with those of its unregulated subsidiaries, including long-distance service. In light of this, GTE created a national sales and marketing organization called GTE Communications Corporation (GTECC) to compete in the new, highly competitive telecommunications environment. GTECC is composed of two primary operating segments: 1) General Markets, composed of long-distance services, competitive local exchange carrier (CLEC) activities for consumer and small businesses, Card Services and Video Services; and 2) Strategic Markets which services medium and large businesses.

     General Markets

GTE's CLEC is certified to offer competitive local exchange services in 30 states. In 1999, GTE's CLEC was operational in California, Florida, Illinois, Indiana, Kentucky, Oregon, Tennessee, Texas and Washington. The CLEC markets bundled telecommunications products and services to communications intensive residential and small business customers. These product and service offerings include local, long-distance, wireless, data, Internet-access and paging services. The CLEC has developed integrated systems to market, fulfill, service and bill these various products to customers. Competition is primarily from incumbent local exchange carriers, other CLECs, cable television companies that offer local telephone service, as well as long-distance carriers branching out into bundled product offerings.

GTE Long Distance (GTELD) began operations in March 1996. It operates primarily as a reseller of national and international long-distance services. GTELD provides service in all 50 states to residential and business customers, including long-distance services, calling cards, 800/888 services and operator services to its customers. GTELD is also authorized to provide operator services to customers of other carriers in 46 states. Principal competitors include AT&T Corp., MCI/WorldCom and Sprint, in addition to smaller, regional telecommunications providers. Additional competition is expected when the regional Bell operating companies are permitted to offer in-region long-distance services. Competition is based on price and pricing plans, types of services offered, customer services and communications quality, reliability and availability. Further information regarding the conditions of the Company's proposed merger with Bell Atlantic is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Factors That May Affect Future Results - Recent Developments."

GTE Card Services entered the prepaid phone card market in late 1994 with the introduction of several GTE prepaid calling cards. The prepaid phone card is a telephone calling card with a preset amount of long-distance minutes that is paid for by the customer at the time of purchase. This card competes in the long-distance market by providing an alternative means of purchasing and controlling long-distance usage for both the business and residential user. GTE Card Services competes in this marketplace by leveraging GTE's brand name and utilization of GTE's exclusive marketing relationships with various licensees.

Video Services was launched when the Telecommunications Act eliminated the programming ban on telephone companies and allowed GTE to enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation. GTE made its initial entry into the video market as a franchised cable TV operator. The legislation also allows GTE to deploy video networks that are more fully integrated with its telephone operations. Several regulatory proceedings are pending that will address the rules associated with such integration. In the regulatory arena, pending action by the courts and several open FCC proceedings will be closely monitored to continuously validate GTE's video entry position. Proceedings have been opened to address various issues including video and telephony joint use facility cost allocation and transaction rules, new advanced services rules, rules concerning exclusive contracts for multi-dwelling units and cable inside wiring, implementation of video close captioning requirements and digital must carry rules, revisions to existing cable/multi-point distribution service cross-ownership rules, and the establishment of rules for local, multi-point distribution services.

At the end of 1999, GTE had been granted nine video franchises in the Pinellas County, Florida market and five video franchises in the Ventura County, California market. Video services offerings have also been launched utilizing digital wireless broadcast technology in Oahu, Hawaii. GTE continues to evaluate its long-term strategic options associated with its video business.

         Strategic Markets

The Strategic Markets segment initially operated as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses. Strategic Markets continues to expand its offering to medium and large businesses and now provides customized telecommunications solutions including long-distance, Internet-access and other data products. GTECC's Strategic Markets competes as a national total service provider. The Strategic Markets segment will begin selling out-of-franchise local services in the San Francisco area in 2000 utilizing a GTE local switch. Competitors, generally not full service providers, are incumbent local exchange carriers, long-distance carriers, CLECs, value-added resellers, and other telecommunications equipment providers.

GTE Technology and Systems

GTE Technology and Systems was primarily composed of GTE Government Systems Corporation (a provider of communications and intelligence systems to the military and Federal government) and the GTE Technology Organization (GTO). On June 22, 1999, GTE entered into an agreement with General Dynamics Corporation to sell three of the four divisions of GTE Government Systems Corporation for $1.0 billion. The sale closed on September 1, 1999. On November 4, 1999, GTE entered into an agreement with DynCorp to sell the remaining major division. This sale closed on December 10, 1999.

In January 1999, GTE Corporation restructured its technology units into a single technology organization conducting research and development in advanced network applications and technologies and converged telecommunications. This new GTO enables the Company to further improve time-to-market, generate additional revenue or cost reduction, increase technical resource collaboration, attract world class talent and derive full value from technology investment.

The GTO includes GTE Laboratories, delivering new technologies and services to other GTE business units; BBN Technologies, conducting research and development and offering advanced technology solutions to the external marketplace; Federal Network Systems, providing network integration services for U.S. Government agencies; and various technical planning groups, providing strategic technology and network planning, new service creation, and emerging business management.

GTE Laboratories' mission is to focus on critical research and development for GTE's telecommunications businesses aimed at enhancing revenues, increasing productivity, evolving and managing broadband networks, evaluating technology, and growing new businesses. GTE Laboratories consists of four operating groups focusing on technologies and capabilities of strategic value to GTE and its customers. The four groups are Advanced Systems Laboratory, Network Infrastructure Laboratory, Operations Systems Laboratory and Services Research Laboratory. Current key technical focus areas include: broadband, wireless services and operations support.

BBN Technologies draws upon its expertise in funded research and development of advanced technologies, including wireless communications, high-speed router technology, network security and speech processing. It is currently focused on satellite and terrestrial wireless data protocols, advanced quality of service architecture, certificate authority and speech enhanced IP services, such as unified messaging. These capabilities are used to differentiate GTE's position in the marketplace and are also sought after by the U.S. Government and large commercial organizations.

The Federal Network Systems (FNS) business designs, implements, operates and maintains mission critical wide-area federal networks around the world. Members of this group apply broad technical expertise to provide both managed network services and security features. Federal Network Systems focuses on four business areas: Network Services, Internetworking Engineering Support Services, Internetworking Security and Web-Hosted Products and Services. FNS also acts as a sales channel for affiliates to the federal market.

The GTO planning groups are responsible for developing the GTE Technology Plan and coordinating the technology-related aspects of GTE's planning efforts. Furthermore, the planning groups are responsible for managing new technology trials and the creation of new service opportunities. The planning groups are also responsible for technology licensing and emerging business management.

For the years 1999-97, expenditures for all company-sponsored research and product development and improvement were $131 million, $159 million and $122 million, respectively. Additionally, $182 million, $220 million and $162 million, respectively, was expended for affiliate-sponsored research and product development and improvement during the same periods. GTE engaged over 2,000 professional scientists and engineers on such activities.

GTE Information Services

GTE Information Services is comprised of two operating divisions: GTE Directories (including GTE Directories International) and GTE New Media Services.

GTE Information Services competes within the Yellow Pages industry with five major U.S.-based directory publishers and encounters significant Yellow Pages publisher competition in 95 percent of its domestic print markets. It also competes against alternative advertising media, including radio, network and cable television, newspapers, magazines, Internet, direct mail and others for share of the total U.S. advertising media market.

         Directories

GTE Directories Corporation is a leader in linking buyers and sellers through traditional Yellow Pages advertising and Web-based services. GTE Directories has more than 70 years experience in the Yellow Pages industry and is one of the world's largest directory publishing companies, providing sales, publishing and other related services for approximately 1,900 directory titles in 44 states and 14 countries, with a total circulation of approximately 42 million domestic copies and 23 million international copies. GTE Directories has sales agent agreements for ALLTEL Publishing's 357 directory titles and prints over 900 non-GTE directory titles. GTE Directories and Bell Atlantic have been engaged in a successful joint directory-publishing venture, the Chesapeake Directory Sales Company, for more than 10 years.

Internationally, GTE Directories has operations in Europe, Asia and Latin America. In 1997, GTE Directories joined with Swedish telecom group Telia AB to acquire Panorama Polska, Poland's largest directory publisher. Additionally, GTE Directories acquired a majority interest in Herold Business Data, Austria's leading directory publisher, and partnered with the Austrian National Telephone Company to produce directories for the country. Also in 1997, GTE Directories assumed management responsibility for the directory-publishing unit of Compania Dominicana de Telefonos, C. por A. (CODETEL), the national telephone company in the Dominican Republic and a wholly owned subsidiary of GTE, adding to its existing Latin America operations in Belize and Costa Rica. In April 1999, a GTE Directories International/Puerto Rico Telephone Company, Inc. (PRTC) consortium entered into a joint venture with VNU World Directories Inc. to publish the official directory for Puerto Rico beginning in January 2000. In October 1999, the board of Costa Rica's telecommunications provider, Instituto Costarricense de Electricidad (ICE), awarded GTE an eight-year contract renewal to continue publishing directories for the country. GTE Directories International's affiliate, Compania General de Directorios Telefonicos C. por A., has been the official directory publisher for Costa Rica since 1974.

For segment reporting purposes, the financial results of directory companies operating outside of the U.S. have been included in International Operations. The financial results of the domestic directory activities have been included in both Network Services and Other National Operations based on the revenue sharing arrangements that have been established by GTE Directories and Network Services.

         New Media Services

GTE New Media Services develops and markets SuperPages(R), a leading online Yellow Pages directory shopping service for advertisers and consumers. At superpages.com, users are offered the convenience of finding information and purchasing products and services over the Internet in many different ways, while advertisers can promote goods and services through Yellow Pages listings, Web pages and shopping services according to their specific needs.

A leader in its category, GTE SuperPages along with Bell Atlantic's BigYellow are the exclusive providers of a comprehensive, co-branded Yellow Pages listings and search service to AOL's 20 million plus U.S. members, as well as to the millions of visitors to AOL.COM and AOL's Digital City. GTE SuperPages is also the exclusive provider of the Yellow Pages listings and search service for Lycos Internet Guide.

GTE Airfone

GTE Airfone operates a telecommunications service for passengers on board aircraft under a license granted by the FCC in 1991. Five other licenses have been granted by the FCC for air-to-ground service. On April 2, 1998, GTE announced that certain non-strategic assets would be sold, including Airfone. On June 24, 1999, GTE announced it would sell Airfone to Oak Hill Capital Partners, L.P. However, the parties were unable to reach final terms and ended discussions regarding the previously announced sale. GTE will continue to pursue the sale of GTE Airfone.

During 1999, Airfone continued deployment of its new advance digital GenStar System to its contracted airlines. Currently, Airfone has agreements with United, Continental, Delta, Delta Shuttle, TWA, US Airways, Reno Air, Midwest Express, US Airways Shuttle, United Express, Air Wisconsin, Mexicana and Aeromexico. The GenStar System has been installed on 2,269 commercial aircraft in the United States, Canada and Mexico as of December 31, 1999.

Internationally, Airfone also offers airborne telecommunications equipment and installations to airlines in Europe and Asia. In Europe, airline partners are:
Air France/Air Inter Europe, Alitalia, British Airways and Turkish Airlines. In Asia, airline partners include: Cathay Pacific, China Southern and Thai Airways.

Airfone and Raytheon Systems (formerly Hughes Defense Communications), pursuant to a joint venture alliance, have continued marketing the MagnaStar digital product for the corporate general aviation market. The MagnaStar System includes a digital radio, designed by Magnavox, which links exclusively to the Airfone all-digital GenStar System. As of December 31, 1999, approximately 1,600 MagnaStar units have been sold and installed.

                            INTERNATIONAL OPERATIONS

GTE, through its International Operations, provides telecommunications services in Canada, Venezuela, Argentina, the Dominican Republic, Puerto Rico and Asia. As of December 31, 1999, GTE's International Operations served approximately 9.3 million access lines and provided wireless services to approximately 6.7 million customers.

Prior to 1999, GTE had voting control of BC TELECOM Inc. (BC TELECOM), a full-service telecommunications provider operating in British Columbia, Canada, through its ownership of Anglo-Canadian Telephone Company. On January 31, 1999, BC TELECOM and TELUS Corporation, an Alberta, Canada full-service telecommunications provider, merged to form a public company, BCT.TELUS Communications Inc. (TELUS). GTE owns approximately 26.7% of TELUS which currently is the second largest domestic Canadian telecommunications provider. TELUS has the financial capacity and other capabilities to enable it to compete in all major Canadian markets as a provider of communications services.

The Canadian telecommunications marketplace is deregulated and highly competitive. To improve its competitive position, TELUS began a national buildout of an extensive fiber-optic network that would allow it to provide high-speed data services to business customers in selected cities across Canada. As of December 31, 1999, TELUS served approximately 4.4 million access lines in the provinces of British Columbia and Alberta, Canada and provided cellular services to approximately 1.1 million subscribers.

Through its ownership of Anglo-Canadian Telephone Company, GTE has voting control (50.2%) of Quebec Telephone (Quebec Tel). At December 31, 1999, Quebec Tel served approximately 300,000 access lines in the province of Quebec, Canada and provided wireless services to approximately 37,000 customers.

Through GTE Holdings (Canada) Limited, a Canadian holding company, GTE owns 100% of the common stock of Compania Dominicana de Telefonos, C. por A. (CODETEL), a telephone company providing local, wireless and national and international long-distance telephone service, as well as Internet-access services, in the Dominican Republic. This company served approximately 702,000 access lines and 244,000 wireless customers at December 31, 1999. CODETEL has experienced competition in its international toll and local and national toll markets. However, the entrance of competitors is being addressed through enhancements and expansion of the network, the implementation of bundled service offerings and aggressive pricing solutions.

GTE owns, directly and indirectly through a multinational consortium, a 26.4% ownership interest in Compania Anonima Nacional Telefonos de Venezuela (CANTV), the telephone company in Venezuela. Under the Concession granted by the Venezuelan government, CANTV is permitted to operate as a full-service telecommunications provider offering local, and domestic and international long-distance service throughout Venezuela on an exclusive basis through November 27, 2000, except in limited circumstances. Subsequent to that date, CANTV will be subject to direct competition for these services.

CANTV also offers wireless services, public telephones, private networks, data transmission, directory services and other value-added services. CANTV had approximately 2.6 million access lines in service at December 31, 1999 and served approximately 1.2 million cellular subscribers.

Due to the high level of inflation experienced in Venezuela, CANTV's results are substantially influenced by its ability to increase tariffs. Subject to regulatory approval, the original Concession provided, among other things, for quarterly tariff increases based on Venezuelan inflation rates. During 1999, the Venezuelan telecommunications regulator, CONATEL, delayed approval of the requested quarterly tariff increases by linking the increases to service level mandates.

To resolve the tariff increases and mandate issues, CANTV and CONATEL began negotiations in 1999 in accordance with the eighth year Global Review as provided for in the Concession. CANTV and CONATEL reached an agreement that provides for rate rebalancing between long-distance and local tariffs as well as non-residential and residential tariffs. The agreement also revises and rationalizes the Concession's existing service level commitments. The agreement will take effect in March 2000 and will be valid through the remainder of 2000.

In 1994, a GTE-led consortium, Compania de Telefonos del Interior S.A. (CTI), was awarded two cellular licenses by the National Telecommunications Commission of Argentina. In 1999, CTI also acquired a PCS license. The concessions allow CTI the opportunity to serve more than 17.1 million potential wireless customers in Argentina's north and south interior regions. Competition began in CTI's markets in April 1996 as the cellular subsidiaries of the local exchange telephone companies entered the market. GTE holds a 10-year contract to manage CTI's network on behalf of the consortium. On January 4, 1999, GTE's ownership interest increased to approximately 58% from 48.1% as a result of converting certain debt instruments to equity. As of December 31, 1999, CTI served approximately 809,000 wireless customers.

GTE expanded its Argentine wireless presence in June 1999 by winning the bid for one of two PCS wireless licenses for the Buenos Aires greater metropolitan area. The PCS license, which covers a population of 13 million, complements GTE's existing investment in CTI. GTE PCS, S.A., holder of the PCS license, is expected to be operational in the first half of 2000. Together, CTI and GTE PCS, S.A. will provide the first nationwide wireless service in Argentina.

On March 2, 1999, GTE completed its 40% investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI). TELPRI owns 100% of the Puerto Rico Telephone Company, Inc. (PRTC) and Celulares Telefonica, Inc. (CT). As of December 31, 1999, PRTC served approximately 1.3 million access lines and provided long-distance, paging and Internet-access services. CT served 286,000 wireless customers.

In 1997, the government of Taiwan awarded a nationwide license for digital cellular communications services to a consortium, Taiwan Cellular Corporation, in which GTE currently has a 13.5% interest. During 1997, GTE assisted in the design, build-out and operation of the system, and service was launched in January 1998. During 1999,

Taiwan Cellular Corporation more than tripled its customer base and as of December 31, 1999 served approximately 3.1 million cellular customers.

In China, GTE participates in a joint venture between GTE China and Guangzhou Guangtong Resources Co. that operates a wireless paging system serving 20 metropolitan areas, including Beijing. At the end of 1999, approximately 182,000 paging customers were served by this network.

In Japan, GTE holds a minority interest in nine cellular partnerships created by Nissan Motor Corp. LTD and Japan Telecom Co. LTD to provide 1.5 GHz digital-cellular services throughout Japan. In addition, GTE participates, as a minority owner, in a wireless partnership composed of a consortium of Japanese companies that provides 1.9 GHz digital-cellular service.

GTE also has offices in Beijing, China and Sao Paulo, Brazil. These operations are chartered with pursuing business development opportunities in the telecommunications market of each respective country.

REGULATORY AND COMPETITIVE TRENDS

During 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 1999 to meet the wholesale requirements of new competitors. To date, GTE has signed over 1,200 interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently appealed to the U. S. Supreme Court (Supreme Court). GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by a decision of the Eighth Circuit Court (Eighth Circuit) in July 1997 which stated the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the Supreme Court reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. In addition, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to CLECs. This latter ruling led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In November 1999, the FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements, which must be available on either a stand-alone basis, or as a combined local service "platform" if the elements have been previously combined by the ILEC. ILECs are no longer required to provide unbundled operator services, including directory assistance where alternate routing is available. In addition, in certain circumstances, local and tandem switching need not be unbundled. However, the FCC expanded the definition of some UNEs by specifying that components of the loop UNE must be made available in sub-loop components, and augmenting the types of call-related databases that must be unbundled as UNEs. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations. The United State Telecom Association (USTA) has appealed this order and GTE will participate.

In December 1999, the FCC released another order that requires ILECs to provide line sharing to CLECs by unbundled access to the high-frequency portion of the local loop over which the ILEC provides voice services. The FCC's stated intent in adopting the line sharing order is to enable competitive carriers to provide DSL services over the same lines simultaneously used by ILECs to provide basic phone services.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. Parties to this action have filed briefs and participated in oral arguments in September 1999. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. A court decision is expected during the first half of 2000.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access and wireless services both within and outside its traditional operating areas. GTE now provides long-distance service to approximately 3.4 million customers.

         Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide explicit universal service subsidies.

In October 1998, the FCC issued an order selecting a cost model for universal service. In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. In October 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues. In January 2000, GTE requested the Supreme Court to review the Fifth Circuit decision allowing the FCC to base universal service support from the results of a hypothetical cost model rather than historical costs that were incurred to provide local service. GTE argued that the Fifth Circuit ignored long standing legal precedent in permitting a major revision to ILEC cost recovery mechanisms without ensuring the new process would not result in a constitutionally prohibited "taking".

In November 1999, the FCC released an order selecting the cost inputs for the federal universal service cost model. GTE is seeking reconsideration. Since the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000, many state regulators awaited FCC action before they began designing their universal service programs.

In November 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs, including GTE. The effective date for the new federal universal service plan is January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging.

In December 1999, the FCC asked for comment on requests made by the North Dakota and South Dakota state commissions and the Rural Utilities Service (RUS) asking the FCC to redefine "voice grade access" in the FCC's universal service rules. The FCC requires that, in order to be eligible for universal service support, a carrier must offer, among other things, voice grade access to the public switched telephone network. Current FCC rules specify that voice grade access should occur in a frequency range between approximately 300 Hertz (Hz) to 3,000 Hz. The petitioners requested the frequency range be changed to 200 Hz to 3,500 HZ. GTE participated in this proceeding and opposed any change in FCC requirements. The network is not designed for the proposed ubiquitous requirement and would require a significant infrastructure investment and at least a decade to implement.

         Price Cap

The federal price cap regime allows access prices to change each year by a measure of inflation minus a productivity factor offset. In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must issue a revised decision. As a result, in November 1999, the FCC initiated a rulemaking proposal requesting comments on the interstate price cap productivity factor. Currently, it is unknown whether the single price cap productivity factor will be applied retroactively to July 1, 1997 and remain in effect until the next price cap performance review in 2003, or whether one factor will apply from 1997 to 2000 and another factor apply from 2000 to 2003.

         Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In August 1999, GTE, along with a coalition of local exchange and long-distance companies (CALLS), submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in non-usage sensitive access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. The coalition filed a revised plan in March 2000 and the FCC has offered the plan for comments. A decision by the FCC is expected in 2000.

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

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals and space exhaustion. GTE asked the Court to review this order. In March 2000, the Court issued a ruling granting, in part, challenges raised by GTE to the FCC's March 1999 order. The Court ruled that the FCC failed to justify its requirement that ILECs must permit collocation of any CLEC equipment that was "used or useful" for interconnection or access to network elements. The Court remanded this portion of the decision back to the FCC for further deliberation.

In November 1999, the FCC released an order concluding that an ILEC's offering of DSL services to Internet Service Providers (ISPs) pursuant to volume and term discount plans that are a component of the ISPs' high-speed Internet service are not a retail offering, and thus not subject to the discounted resale obligation. The order also concluded that an ILEC's DSL offering to end-users is a retail offering if the ILEC performs certain consumer-oriented functions, such as provisioning of customer premises equipment and wiring, marketing, billing and collection, and accepting repair requests directly from the end-user. The FCC concluded that these services are subject to discounted resale obligation, regardless of whether the service is classified as telephone exchange service (local tariff) or exchange access service (access tariff).

         Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residential customers. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line per month.

         Internet Service Traffic

ILECs are required to provide open access to all ISPs, while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T Corp. has appealed that decision. Arguments took place in November 1999 before the Ninth Circuit Court.

In October 1999, GTE filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end-user of one party and terminating to the end-user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that carry this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate and is not local traffic. Nevertheless, the FCC permitted state commissions to arbitrate whether ILECs should pay as reciprocal compensation for ISP-bound traffic, based upon existing interconnection agreements, until the FCC reaches a decision on a long-term compensation scheme. GTE challenged this FCC conclusion in federal district court. In March 2000, the Court vacated and remanded the FCC's ruling that ISP-bound calls are interstate, since the FCC failed to provide a satisfactory explanation to support its ruling. As a result, the Court did not address GTE's argument that the Telecommunications Act preempts state commission authority to arbitrate disputes over non-local traffic.

         International

The global communications environment continues to undergo significant change. Many developed and developing countries are opening their telecommunications markets to full infrastructure and service competition and removing old monopolistic structures. Countries are upgrading their existing networks making them more compatible with new Internet, data, wireless, broadband and video technologies and applications. In addition, these rapid changes are forcing the development of new regulatory policies. Many countries continue to face the need for new regulations to deal with further convergence, deregulation and privatization taking place in the global marketplace.

Throughout the Latin American region, telecommunication service providers will face further deregulation and a series of challenges and new opportunities in 2000. The Venezuelan government is considering a new telecommunications law, which will further open its market. CONATEL (the Venezuelan telecommunications regulator) and CANTV, an affiliate of GTE, recently evaluated recommendations from international industry experts and negotiated an agreement on tariff rebalancing, network modernization commitments and quality of service standards. The agreement will take effect in March 2000 and will be valid through the remainder of 2000.

The Argentine telecom market has recently moved from two basic operators in separate regions to four nationwide full-service providers. GTE's international affiliate, CTI Integrales, is one of these full-service providers and is expected to begin offering nationwide service in the first half of 2000. GTE's other Argentine subsidiaries, CTI and GTE PCS, S.A., were awarded PCS licenses in 1999. Together they will provide the first nationwide wireless service in Argentina.

In the Dominican Republic, CODETEL, a wholly-owned subsidiary of GTE, submitted a price rebalancing plan to its regulatory agency, Indotel. The plan was implemented in January 2000. It calls for increased local rates effective in June 2000.

Since the privatization of TELPRI and changes in intra-island presubscription regulation, GTE has played an integral role in facilitating TELPRI's entry into the off-island long distance market. TELPRI is also aggressively pursuing the data and Internet markets as well as improving the quality of service in its core wireline and wireless businesses. TELPRI continues to be the largest provider of local service on the island.

In Taiwan, where a Company affiliate provides PCS service, the legislature passed a new Telecom Act in October 1999, which increased the limits on foreign investment from 20% to 60% (40% direct and 20% indirect investment). GTE is pursuing telecommunications opportunities including entering the full-service provider business with Taiwanese partners. In addition, Taiwan has been working to meet World Trade Organization Basic Telecom Agreement requirements in order to become an integral member of that landmark agreement.

Due to further liberalization of the telecommunications industry in Canada, Quebec Tel has been experiencing increasing competition. To counter this threat, Quebec Tel will expand its service offerings outside of its franchise territory.

ENVIRONMENTAL MATTERS

GTE and some of its present and former subsidiaries, along with other unrelated corporations, have been identified as potentially responsible parties at a number of sites which, although lawfully used in the past, were determined to require remediation. Remediation activities by GTE also continue at some present or formerly owned sites pursuant to other federal or state environmental statutes or regulations. GTE has reviewed the sites in which it has an involvement to establish expected remediation costs. Based on this review, the remediation cost at any individual site or at all sites in the aggregate is not expected to be material. Factors used to evaluate expected GTE costs include remediation and investigation cost estimates as well as legal fees, the number of viable parties involved, the degree of GTE's involvement and past experience. No present value discounting is used. Although the complexity of environmental regulations and the widespread imposition of multi-party joint and several liability at such sites make it difficult to assess GTE's share of liability, management believes it has made adequate provision in the financial statements.

GTE's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. These costs include GTE's share of cleanup and other expenses at remediation sites and outlays required to keep existing operations in compliance with increasingly stringent environmental regulations.

PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger. All state regulatory commissions have now approved the merger and the only remaining approval is required from the FCC. Both companies are working diligently to complete the merger and are targeting completion of the merger in the second quarter of 2000. Further information regarding the conditions of the Company's proposed merger with Bell Atlantic is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Factors That May Affect Future Results - Recent Developments."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: 1) materially adverse changes in economic conditions in the markets served by the Company or by companies in which GTE has substantial investments; 2) material changes in available technology; 3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; 4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; 5) the timing of, and regulatory or other conditions associated with, the completion of our merger with Bell Atlantic and our ability to combine operations and obtain revenue enhancements and cost savings following the merger; and 6) the timing of, and regulatory or other conditions associated with, the completion of the wireless joint venture between Bell Atlantic and Vodafone AirTouch plc, and the ability of the new wireless enterprise to combine operations and obtain revenue enhancements and cost savings. In addition, GTE has embarked on a major initiative to expand its service capability in the data communication, long-distance and enhanced services segments of the telecommunications marketplace and to provide a bundle of products and services both in and outside of its traditional service territories. Whether the Company realizes the benefits of these initiatives depends on GTE's ability to successfully develop the network facilities and systems required to provide these enhanced services, the success of its marketing initiatives, the levels of demand that are created for these services and the level of competition the Company faces as it seeks to penetrate new markets and emerging markets for new products and services. While GTE's management believes that it will be successful in implementing these new initiatives, there are uncertainties associated with its ability to increase revenue and income growth rates to the levels targeted through these initiatives and its ability to do so within the planned timeframes or investment levels.

ITEM 2.  PROPERTIES

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

From January 1, 1995 to December 31, 1999, GTE had capital expenditures of $23.8 billion for new plant and facilities required to meet the telecommunications services needs of its expanding customer base, to provide new and enhanced services and to modernize plant and facilities. These additions were equal to 44% of gross plant of $54.4 billion at December 31, 1999.

At year-end 1999, GTE's local exchange network included access lines in the United States of approximately 26 million. In addition, at December 31, 1999, local exchange networks operated by GTE's subsidiaries and affiliates in Canada, Puerto Rico, the Dominican Republic and Venezuela served an additional 9.3 million access lines. At December 31, 1999, all of GTE's U.S. access lines were served by digital switches. At December 31, 1999, GTE's domestic wireless network composed approximately 10% of GTE's total gross plant. This network provides service to 7.1 million U.S. customers, and has the potential of serving
72.5 million domestic customers. In addition, for the years 1997 through 1999, GTE invested approximately $1.3 billion to build a 17,000 mile nationwide fiber-optic network to provide high-speed data transmission services. Additional investments in undersea cable expanded the reach of this nationwide network into Europe, Asia and Latin America.

All of these properties are generally in good operating condition and adequate to satisfy the needs of the businesses.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The principal market for trading in the common stock of GTE Corporation is the New York Stock Exchange. The common stock is also listed in the United States on the Chicago Stock Exchange and the Pacific Exchange. At February 29, 2000, there were approximately 414,000 common shareholders of record.

High and low stock prices, as reported on the New York Stock Exchange, and dividend data are as follows:

                             1st Qtr       2nd Qtr       3rd Qtr         4th Qtr
                           ------------  ------------  -------------   ------------
1999
Stock market price:
    High                   $    69.75    $    76.13    $    78.50      $    78.13
    Low                         57.00         59.50         68.13           67.31

Dividends declared         $      .47    $      .47    $      .47      $      .47

                             1st Qtr       2nd Qtr       3rd Qtr         4th Qtr
                           ------------  ------------  -------------   ------------
1998
Stock market price:
    High                   $    60.50    $    64.38    $    58.69      $    71.81
    Low                         47.94         55.25         46.75           53.94

Dividends declared         $      .47    $      .47    $      .47      $      .47

ITEM 6.  SELECTED FINANCIAL DATA

                                                    1999         1998         1997       1996        1995
                                                  --------     --------    --------    --------    --------
                                                          (Dollars in Millions, Except Per-Share Amounts)
RESULTS OF OPERATIONS
Revenues and sales                                $ 25,336     $ 25,473    $ 23,260    $ 21,339    $ 19,957
                                                  --------     --------    --------    --------    --------
Cost of services and sales                          10,954       10,741       9,203       8,071       7,537
Selling, general and administrative                  4,405        4,821       4,560       4,010       3,689
Depreciation and amortization                        3,757        3,820       3,886       3,770       3,675
Special items                                       (1,116)         755          --          --          --
                                                  --------     --------    --------    --------    --------
Operating income                                     7,336        5,336       5,611       5,488       5,056
                                                  --------     --------    --------    --------    --------
Net income (loss)
  Income before extraordinary charges                4,063(a)     2,492(b)    2,794       2,798       2,538
  Consolidated                                       4,033(c)     2,172(d)    2,794       2,798      (2,144)(e)
Basic earnings (loss) per common share
  Income before extraordinary charges                 4.18(a)      2.59(b)     2.92        2.89        2.62
  Consolidated                                        4.15(c)      2.26(d)     2.92        2.89       (2.21)(e)
Diluted earnings (loss) per common share
  Income before extraordinary charges                 4.15(a)      2.57(b)     2.90        2.88        2.61
  Consolidated                                        4.12(c)      2.24(d)     2.90        2.88       (2.20)(e)
Common dividends declared per share                   1.88         1.88        1.88        1.88        1.88
Book value per share                                 11.19         9.06        8.39        7.62        7.05
Average common shares outstanding (in millions)
  Basic                                                972          963         958         969         970
  Diluted                                              979          968         962         972         973

ASSETS AND CAPITAL
Consolidated assets                               $ 50,832     $ 43,615    $ 42,142    $ 38,422    $ 37,019
Long-term debt                                      13,957       15,418      14,494      13,210      12,744
Shareholders' equity                                10,827        8,766       8,038       7,336       6,871
Net cash from operations                             6,319        5,890       6,164       5,899       5,033
Capital expenditures                                 4,940        5,609       5,128       4,088       4,034

CONSOLIDATED RATIOS AND OTHER INFORMATION
Return on common equity                               40.9%        27.3%       37.6%       40.2%      (20.3)%(e)
Return on investment                                  16.2%        10.9%       14.5%       15.6%       (4.2)%(e)
Average common equity                             $  9,858     $  7,962    $  7,433    $  6,960    $ 10,539
Equity ratio                                          33.9%        35.4%       36.5%       38.1%       37.9%
Average investment                                $ 31,372     $ 28,662    $ 26,857    $ 24,395    $ 27,150
Research and development expenditures                  131          159         122         122         137
Employees (in thousands)                                99          120         114         102         106
Access minutes of use (in millions)                 94,095       87,120      79,086      70,452      64,193
Access lines (in thousands)
  Total                                             35,342       29,746      27,670      25,766      24,050
  United States                                     26,068       23,625      21,539      20,007      18,512
Wireless subscribers (in thousands)
  Total                                             13,873        7,567       5,701       4,445       3,547
  United States                                      7,146        4,817       4,487       3,749       3,011
Adjusted "POPs" (in millions)(f)
  Total                                              107.3         84.8        78.9        78.3        76.7
  United States                                       72.5         61.4        61.3        61.9        61.7
                                                  --------     --------    --------    --------    --------

(a) 1999 includes after-tax special items of $651 million, or $.66 per diluted share ($.67 per basic share) consisting of gains from the sale of the Government Systems business and a gain associated with the merger of BC TELECOM Inc. and TELUS Corporation, partially offset by special charges associated with employee separation programs, impairment of assets and costs to exit certain small non-strategic businesses.

(b) 1998 includes after-tax special charges of $482 million, or $.50 per share related to asset impairments, the cost of exiting certain business activities and employee related costs.

(c) In addition to the items discussed in (a), 1999 includes after-tax extraordinary charges of $30 million, or $.03 per share resulting from the repurchase of $338 million in high coupon debt prior to stated maturity.

(d) In addition to the items discussed in (b), 1998 includes after-tax extraordinary charges of $320 million, or $.33 per share resulting from the discontinued use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), by GTE's Canadian operations, and the early retirement of long-term debt and preferred stock.

(e) During 1995, GTE's domestic telephone operating companies discontinued the use of SFAS No. 71 resulting in a noncash, after-tax extraordinary charge of $4.6 billion, or $4.77 per diluted share ($4.79 per basic share). In addition, GTE redeemed long-term debt and preferred stock resulting in an after-tax extraordinary charge of $41 million, or $.04 per share.

(f) Represents population available to be served times GTE's percentage interest in wireless markets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                             CONSOLIDATED OPERATIONS

Reported net income for GTE Corporation ("GTE" or "the Company") in 1999 was $4.0 billion, or $4.12 per diluted share. In 1998, reported net income was $2.2 billion, or $2.24 per diluted share, and in 1997 reported net income was $2.8 billion, or $2.90 per diluted share. The Company's reported results were affected by significant items, changes in the method of accounting for certain international investments due to changes in ownership and the sale of the Government Systems business in 1999, which are each described in further detail in this "Overview" section. The significant items are also discussed, as they affect reportable segments, in "Segment Results of Operations."

The table below summarizes reported and selected adjusted key financial results for 1999-1997.

                                                             Years Ended December 31,
                                                      -------------------------------------
                                                          1999         1998          1997           Percent Change
                                                      ----------    ----------   ----------     -----------------------
                                                      (Dollars in Millions, Except Per-Share    1999-1998   1998-1997
                                                                     Amounts)                   ----------  -----------
REPORTED REVENUES                                     $   25,336    $   25,473   $   23,260
   Accounting for international investments(a)                --        (1,782)      (1,755)
   Normalization for sale of Government Systems(b)            --          (392)        (383)
                                                      ----------    ----------   ----------
ADJUSTED REVENUES                                     $   25,336    $   23,299   $   21,122         8.7%       10.3%
                                                      ==========    ==========   ==========

REPORTED OPERATING INCOME                             $    7,336    $    5,336   $    5,611
   Accounting for international investments(a)                --          (577)        (585)
   Normalization for sale of Government Systems(b)            --           (50)         (54)
   Special items                                          (1,116)          755           --
                                                      ----------    ----------   ----------
ADJUSTED OPERATING INCOME                             $    6,220    $    5,464   $    4,972        13.8%        9.9%
                                                      ==========    ==========   ==========

REPORTED NET INCOME                                   $    4,033    $    2,172   $    2,794
   Special items                                            (651)          482           --
   Extraordinary charges                                      30           320           --
                                                      ----------    ----------   ----------
ADJUSTED NET INCOME                                   $    3,412    $    2,974   $    2,794        14.7%        6.4%
                                                      ==========    ==========   ==========

DILUTED EARNINGS PER SHARE - REPORTED                 $     4.12    $     2.24   $     2.90
   Special items                                            (.66)          .50           --
   Extraordinary charges                                     .03           .33           --
                                                      ----------    ----------   ----------
DILUTED EARNINGS PER SHARE - ADJUSTED                 $     3.49    $     3.07   $     2.90        13.7%        5.9%
                                                      ==========    ==========   ==========

(a) On January 31, 1999, BC TELECOM Inc. (BC TELECOM), previously a majority-owned Canadian subsidiary of GTE, merged with TELUS Corporation. GTE's ownership interest in the merged company, BCT.TELUS Communications Inc. (TELUS), is 26.7%; therefore, beginning in 1999, GTE deconsolidated BC TELECOM and began accounting for the investment in TELUS using the equity method of accounting. During the fourth quarter of 1998, GTE increased its ownership interest in CTI Holdings, S.A. (CTI) and began accounting for CTI on a consolidated basis. For comparative discussion purposes only, 1998 and 1997 revenues and operating income have been adjusted to reflect the current method of accounting for these international investments. Consolidated net income and earnings per share are not affected by these adjustments. For further information, see "Accounting for International Investments" in this "Overview" section.

(b) GTE's Government Systems business was sold in two parcels, with closing dates of September 1, 1999 and December 10, 1999, respectively. Reported results for 1999 include activity associated with these business units through their respective closing dates. For comparative purposes, revenues and operating income have been adjusted to include activity only through the corresponding periods in 1998 and 1997 for the Government Systems units that were sold. Net income and earnings per share are not affected by these adjustments. For further information, see "Strategic Repositioning - Net Assets Held for Sale" in this "Overview" section.

1999 SIGNIFICANT ITEMS
         SPECIAL ITEMS

During 1999, the Company recorded a net pretax gain of $1.1 billion ($651 million after-tax, or $0.66 per diluted share), which included the following:

o During the first quarter of 1999, the Company recorded a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS. The after-tax impact of this gain is $308 million, or $.31 per diluted share. See "Accounting for International Investments" for additional information.

o During the first quarter of 1999, the Company also recorded a special charge of $192 million ($119 million after-tax, or $.12 per diluted share) associated with employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees. The programs were completed in early April 1999, as planned, consistent with the original cost estimates.

o During the third quarter of 1999, the Company recorded special items of $705 million ($416 million after-tax, or $.42 per diluted share). Included in the special items was a pretax gain of $754 million on the sale of substantially all of GTE Government Systems on September 1, 1999 to General Dynamics Corporation for $1.0 billion in cash. The after-tax impact of this gain was $445 million, or $.45 per diluted share. Also included was a special charge of $49 million ($29 million after-tax, or $.03 per diluted share) primarily related to the impairment of assets associated with the Company's decision to exit certain small, non-core business activities.

o During the fourth quarter of 1999, the Company recorded a net pretax gain of $90 million, primarily associated with the sale of the remaining major division of GTE Government Systems to DynCorp, partially offset by a special charge taken to exit certain small non-strategic businesses. The after-tax impact of this net gain is $46 million, or $.05 per diluted share.

         OTHER SIGNIFICANT ITEMS

During 1999, the Company's results were also impacted by the following other significant items:

o Consolidated net income for 1999 includes $1.2 billion of operating losses related to GTE's continuing investments in its Internetworking and GTE Communications Corporation initiatives. While the continued investment in the high-growth sectors of the telecommunications industry is essential to achieving GTE's long-term growth objectives, these operating losses have partially offset the strong performance of GTE's traditional core operations. Management expects the operating losses associated with these initiatives to continue in 2000.

o In conjunction with continued cost-cutting initiatives, the Company initiated an employee reduction program in the first quarter of 1999 (mentioned in "Special Items" above) that is expected to result in annual savings of approximately $600 million. As a result of this program, the Company recorded net gains of approximately $511 million associated with the lump-sum settlements of pension obligations for voluntary and involuntary employee retirements.

o During 1999, consistent with the emergence of the wireless industry's one-rate calling plans and the associated change in the manner of reporting customer roaming revenues, the Company reported $264 million of customer roaming revenues on a gross basis, whereas prior to 1999 the Company netted these revenues with roaming charges settled with other carriers. Prior year customer roaming revenues continue to be reported on a net basis within operating income.

o In the fourth quarter of 1999, the Company acquired several wireless properties from Ameritech Corporation, resulting in increased 1999 revenues of approximately $186 million and a dilutive impact of approximately $.02 per share.

o As a result of the property repositioning initiatives announced in 1998, the Company discontinued depreciation on approximately 1.6 million non-strategic domestic access lines and the Government Systems and Airfone businesses that were held for sale, resulting in lower depreciation and amortization expense of $325 million in 1999.

o As a result of adopting Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on January 1, 1999, the Company began capitalizing certain types of network software costs that had not been previously capitalized under existing accounting standards. The net incremental increase in capitalized software in 1999 compared to 1998 as a result of the adoption of SOP 98-1 was approximately $203 million.

o During 1999, the Company substantially completed its remediation efforts for potential Year 2000 rollover issues. Year 2000 renovation costs are expensed as incurred and totaled approximately $372 million since inception, of which approximately $153 million was incurred in 1999.

         EXTRAORDINARY CHARGE

During the first quarter of 1999, GTE repurchased $338 million of high-coupon debt through a public tender offer prior to its stated maturity, resulting in a one-time, after-tax extraordinary charge of $30 million (net of tax benefits of $16 million), or $.03 per diluted share.

1998 SIGNIFICANT ITEMS
         SPECIAL ITEMS

During the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded pretax charges of $755 million, $482 million after-tax, or $.50 per diluted share, for the year. The strategic actions to which the 1998 special charges relate were completed as planned consistent with the original cost estimates. The plan included the previously mentioned proposed sale of GTE Government Systems Corporation, GTE Airfone Incorporated and approximately 1.6 million non-strategic domestic access lines located in 13 states. The status of these transactions is discussed in "Strategic Repositioning - Net Assets Held for Sale".

The following table summarizes the special charges by major category and by business unit affected (Dollars in Millions).

Major Category:                                   Business Unit:
    Asset impairments                  $483           National Operations
    Exit costs                           34              Network Services                $171
    Employee related and other actions                   Wireless Products and Services    91
       Severance                         77              Other National Operations        397
       Other                             30           International Operations             38
    Other actions                       131           Corporate and other (a)              58
                                       ----                                              ----

       Total                           $755           Total                              $755
                                       ====                                              ====

(a) The $58 million included in "Corporate and other" relates to severance and related costs associated with the closing of several administrative facilities, including the Company's corporate headquarters and worldwide training facility in Connecticut.

         Asset impairments and exit costs

Based on the decision to sell, the Company recorded a pretax charge of $200 million to reduce the carrying value of GTE Airfone's assets to estimated net sales proceeds. No charge was recorded for GTE Government Systems or the access lines to be sold because their estimated fair values were in excess of their carrying values.

During the first quarter of 1998, the Company also committed to a plan to exit a number of other non-strategic business activities. As a result, the Company recorded a pretax charge of $156 million to reduce the carrying value of affected assets to expected net salvage value and to recognize costs resulting from the exit plan. The major components of the charge included:

     o the write-off of network equipment and supplies for discontinued wireless products and services ($81 million);

     o the shutdown of business units developing interactive video products and services and excess printing facilities ($42 million); and

     o   the write-off of impaired assets in Latin America ($33 million).

After completing the review of its operations, the Company also decided to scale back the deployment of the hybrid fiber coax (HFC) video networks that it had built in certain test markets. Although the Company is obligated to, and will continue to, use the existing HFC networks to provide video service in these markets, technological innovations have created alternative ways for the Company to deliver video and high-speed data services in the future at a significantly lower cost. Due to the significant change in the scale of the HFC networks and the effect on future revenues and expenses, the Company recorded a pretax charge for impairment of approximately $161 million based on estimated future cash flows. GTE continues to evaluate its long-term strategic options associated with its video business.

         Employee related and other actions

During the first quarter of 1998, the Company also decided to consolidate facilities and centralize or eliminate a variety of employee functions and, as a result, recorded a $107 million pretax charge. During the second half of 1998, the Company closed several administrative facilities, including its corporate headquarters in Connecticut and approximately 140 domestic retail stores and other locations operated by its National Operations. The cost of these actions is composed primarily of employee severance, outplacement and benefit continuation costs for approximately 1,700 employees and other costs to exit locations no longer used by the Company.

The Company also recorded a pretax charge of approximately $131 million related to nonrecurring federal and state regulatory rulings affecting its Network Services unit. Approximately two-thirds of this charge relates to nonrecurring access rate refunds applied by the Federal Communications Commission (FCC) retroactively in 1997. In addition, the charge also included the write-off of mandated costs, including generic software, and other costs incurred by the Company for which revenue recovery was not allowable under the regulatory process.

         OTHER SIGNIFICANT ITEMS
During 1998, the Company's results were also impacted by the following other significant items:

o Consolidated net income for 1998 includes $1.0 billion of operating losses related to GTE's continuing investments in its Internetworking and GTE Communications Corporation initiatives, as discussed previously.

o    Beginning in 1998, the Company discontinued depreciation on approximately
     1.6 million non-strategic domestic access lines and the Government Systems and Airfone businesses that were held for sale, resulting in lower depreciation and amortization expense of approximately $100 million in 1998.

o In 1998, the Company recorded favorable true-ups of $118 million for certain employee benefit liabilities.

         EXTRAORDINARY CHARGES

During the first quarter of 1998, GTE recorded after-tax extraordinary charges of $320 million (net of tax benefits of $256 million), or $.33 per diluted share. Approximately $300 million of the charge related to the discontinuation of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," by GTE's Canadian operations. The decision by GTE's Canadian subsidiaries to discontinue using regulatory accounting practices was in response to rulings by the Canadian regulatory commission in March of 1998 that opened the Canadian telecommunications market to full competition. Under SFAS No. 71, certain assets were depreciated and certain expenses were recognized over a longer period of time than would have been the case in a competitive environment. This charge includes a reduction in the net carrying value of property, plant and equipment of $270 million to reflect impairment based on the estimated cash flows that the assets are expected to generate in a competitive environment and a reduction in costs that had been capitalized based on the expectation of future recovery of approximately $30 million. In addition, during the first quarter of 1998, GTE called $800 million of high-coupon debt and preferred stock prior to their stated maturity date, resulting in a one-time, after-tax extraordinary charge of $20 million.

ACCOUNTING FOR INTERNATIONAL INVESTMENTS

At December 31, 1998 and 1997, GTE had a 50.8% ownership interest in BC TELECOM, a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company, BCT.TELUS Communications Inc. (TELUS). GTE's ownership interest in the merged company, TELUS, is approximately 26.7% and, as such, during the first quarter of 1999, the Company changed the accounting for its investment from full consolidation to the equity method. BC TELECOM's results of operations for 1998 and 1997 are reflected in reported revenues and expenses, while for 1999 TELUS net results are reported as a component of "Other (Income) Expense" in the consolidated statements of income.

CTI Holdings, S.A. (CTI), is a consortium providing cellular services in the north and south interior regions of Argentina. During the fourth quarter of 1998, GTE increased its ownership interest in CTI and changed the accounting for its investment from the equity method to full consolidation. CTI's net results for 1997 and the first three quarters of 1998 are reflected in "Other (Income) Expense," while for 1999 and the fourth quarter of 1998 CTI's results of operations are reflected in the reported revenues and expenses of the consolidated statements of income.

The comparative adjustments to reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with current reporting, are more fully described in the discussion of "Segment Results of Operations - International Operations." For comparative discussion purposes only, 1998 and 1997 consolidated revenues and operating income, as previously shown, have been adjusted to reflect the current method of accounting for these international investments. Consolidated net income and earnings per share are not affected by these changes in accounting methods.

STRATEGIC REPOSITIONING - NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems, GTE Airfone and approximately 1.6 million non-strategic domestic access lines. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion.

On June 22, 1999, GTE entered into an agreement with General Dynamics Corporation to sell three of the four divisions of GTE Government Systems Corporation, which closed on September 1, 1999. On November 4, 1999, GTE entered into an agreement with DynCorp to sell the remaining major division, which closed on December 10, 1999. See "1999 Significant Items." The net assets of GTE Government Systems were classified as "Net assets held for sale" in the consolidated balance sheets at December 31, 1998. Revenues for 1999, up to the date of the sale, from GTE Government Systems were $1.1 billion. In 1998 and 1997, revenues were $1.4 billion and $1.3 billion, respectively.

On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. (Oak Hill) to sell GTE Airfone. The agreement was terminated on October 19, 1999 when GTE and Oak Hill were unable to agree on final terms. GTE will continue to pursue the sale of GTE Airfone. Accordingly, GTE Airfone's net assets are classified as "Net assets held for sale" in the consolidated balance sheets at December 31, 1999 and 1998. Revenues from GTE Airfone were $138 million, $157 million and $136 million for 1999-1997, respectively.

During 1999, the Company entered definitive agreements to sell all of the domestic switched access lines held for sale. These access lines are located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. All sales are contingent upon final agreements and regulatory approvals, and are expected to close in 2000. Based on the signing of definitive agreements, the net property, plant and equipment of $1.7 billion related to these access lines has been reclassified as "Net assets held for sale" in the consolidated balance sheets as of December 31, 1999. The net book value of these access lines is reflected in "Property, plant and equipment, net" in the consolidated balance sheets at December 31, 1998. The Company will continue to operate all of these assets until sold. The 1.6 million access lines represent approximately 8% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 4% to 1999 and 1998 consolidated revenues and 5% to 1997 consolidated revenues.

SEGMENT RESULTS OF OPERATIONS

The following discussion covers the separate results of GTE's National and International Operations. As discussed more fully in Note 15 to the consolidated financial statements, GTE has four reportable segments. Three reportable segments are within GTE's National Operations and the fourth reportable segment is GTE's International Operations.

                               NATIONAL OPERATIONS

The results of GTE's National Operations include the results of the Network Services, Wireless Products and Services, and Internetworking reportable segments, representing 61%, 15%, and 4% of consolidated 1999 revenues, respectively. Smaller business units comprising Other National Operations, representing 13% of consolidated 1999 revenues, include GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone.

NETWORK SERVICES

Network Services provides wireline communication services within its operating areas, including local telephone service, toll calls within designated geographic areas and access services that enable long-distance carriers to complete calls to or from locations outside of GTE's operating areas. Network Services also provides complex voice and data services, billing and collection, operator-assistance and inventory management services to other telecommunications companies.

Revenues and Sales

                                   Years Ended December 31,
                               ------------------------------
                                 1999       1998       1997
                               --------   --------   --------
                                    (Dollars in Millions)
Local services                 $ 5,976    $ 5,814    $ 5,530
Network access services          5,511      5,316      4,896
Toll services                      655        859      1,251
Directory services and other     3,432      3,259      2,847
                               -------    -------    -------
    Total revenues              15,574     15,248     14,524
       Intersegment revenues      (473)      (305)      (220)
                               -------    -------    -------
    Total external revenues    $15,101    $14,943    $14,304
                               =======    =======    =======

Local services

Local service revenues are earned from providing local telephone service and from vertical services such as Caller ID and Call Waiting.

Higher network usage was the primary reason for the increases of $162 million and $284 million, or 3% and 5%, in local services revenues in 1999 and 1998, respectively. This growth was generated by increases in switched access lines in service of 4.4% in 1999 and 4.6% in 1998. Access line growth reflects higher demand by Internet Service Providers (ISPs) and additional residential lines, including second lines. Revenue growth was also boosted by increased revenues from vertical services. These services contributed $81 million and $91 million to revenue growth in 1999 and 1998, respectively. Local services revenues were reduced by $96 million in 1999 and increased by $38 million in 1998 related to state regulatory proceedings and other regulatory adjustments.

Network access services

Network access services revenues are based on fees charged to long-distance carriers that use the Company's local network to provide long-distance services to their customers. Wireless providers and other local telephone companies also pay access charges for wireless and toll calls transported or terminated by the Company. Special access revenues arise from access charges paid by carriers and end-users for private lines that access the Company's network.

Network access services revenues increased $195 million and $420 million, or 4% and 9%, in 1999 and 1998, respectively. These increases are partially due to higher customer demand as reflected by growth in access minutes of use of 8.0% and 10.2% in 1999 and 1998, respectively. Growth in network access revenues in 1999 and 1998 also reflects higher network usage by alternative providers of intraLATA toll services. Special access revenues, driven by growing demand for increased bandwidth by high-capacity users, increased $214 million and $151 million in 1999 and 1998, respectively. In addition, CyberPOP(SM), a service which creates a point of presence (POP) for ISPs that operate in or near GTE's markets, contributed $45 million and $98 million to revenue growth in 1999 and 1998, respectively. Revenue growth was negatively impacted in both years by price reductions mandated by federal and state regulation. The impact of price cap filings reduced interstate access rates $126 million and $140 million in 1999 and 1998, respectively (see "Regulatory and Competitive Trends - Price Cap" for additional information). In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company. As a result of the order, usage-sensitive access charges paid by long-distance carriers were reduced by $338 million in 1998. This reduction in 1998 revenues was partially offset by $298 million of new per-line charges to long-distance carriers and increased charges paid by the end-user customer (see "Regulatory and Competitive Trends - Interstate Access Revision" for additional information). Intrastate access charges were also reduced by $129 million in 1999 and $102 million in 1998 as a result of state regulatory proceedings.

Toll services

Toll services revenue is earned primarily from calls made outside the Company's local calling area but within the same LATA (intraLATA). LATAs are geographic areas that were defined by the FCC in the 1980s.

Toll services revenues decreased $204 million and $392 million, or 24% and 31%, in 1999 and 1998, respectively, compared to the prior year, due to lower toll volumes resulting from competition from alternative providers, including GTE Communications Corporation (see "Other National Operations" for additional information). By August 1997, all of GTE's operating areas were open to intraLATA toll competition. Prior to full competition, intraLATA toll calls were completed by the Company, unless the customer dialed a code to access a different carrier. The ability to preselect a competing carrier changed this and enabled customers to complete toll calls using another carrier without having to dial an access code. Revenue reductions from intraLATA toll competition were partially offset by increased network access revenues for usage of our network by alternative providers of intraLATA toll services.

Toll revenues also declined in both years due to Company-initiated and regulatory-mandated rate reductions. These rate reductions decreased toll services revenues by $18 million in 1999 and $27 million in 1998.

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

Overall, directory services and other revenues increased $173 million and $412 million, or 5% and 14%, for 1999 and 1998, respectively, when compared to the prior year. Directory revenue remained relatively flat from year to year. Revenues from inventory management and purchasing services increased by $47 million in 1999 and $281 million in 1998, and billing and collection revenues increased by $74 million in 1998, as a result of recently acquired third-party and affiliated customers. Public telephone revenues increased $34 million in 1998 related to the Telecommunications Act, which mandated compensation to payphone service providers for credit card and toll-free calls originating from payphones. Prior to the Telecommunications Act, the Company was not compensated for such calls. In 1999, a revised ruling reduced public telephone revenues by $31 million. Other revenues were also higher as a result of increased telecommunications services revenues and equipment sales, which contributed $114 million and $31 million for 1999 and 1998, respectively. Revenues also increased due to increased sales of advanced products, including public safety (E911) and voice messaging.

Intersegment revenues

Intersegment revenues at Network Services primarily represent local telephone services provided at market rates to GTE Communications Corporation, which markets bundled telecommunications services, and sales of inventory management services provided to affiliates.

Operating Costs and Expenses

                                            Years Ended December 31,
                                        ------------------------------
                                          1999       1998       1997
                                        --------   --------   --------
                                             (Dollars in Millions)
Cost of services and sales               $5,126     $5,485     $5,028
Selling, general and administrative       2,070      2,184      2,165
Depreciation and amortization             2,564      2,591      2,605
Special charges                             113        171         --
                                         ------    -------     ------
    Total operating costs and expenses   $9,873    $10,431     $9,798
                                         ======    =======     ======

Operating costs and expenses decreased $558 million, or 5%, in 1999 compared to 1998. In general, higher costs associated with customer and access line growth were offset by productivity improvements resulting from the employee-reduction program initiated in the first quarter of 1999 that is expected to result in annual savings of an estimated $450 million at Network Services. This program also resulted in the lump-sum settlement of pension obligations for the affected employees. Accordingly, the Company recognized net pension plan gains of $509 million. In addition, net software costs of $203 million were reflected in "Property, plant and equipment, net" as of December 31, 1999, due to the adoption of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These cost decreases are partially offset by the absence of favorable adjustments to employee benefits and other liabilities which reduced 1998 expenses by $118 million. Further offsetting the decreases are increased costs of $46 million from an affiliate for customer information pages included in the Company's White Pages directories.

The decrease in 1999 depreciation and amortization expenses is primarily driven by the discontinuation of depreciation on approximately 1.6 million non-strategic access lines held for sale, which reduced expense by $195 million in 1999. This decrease is partially offset by $168 million of increased depreciation expense on additional investment in network facilities resulting from increased demand for access lines and data services.

The increase in 1998 operating costs and expenses compared to 1997 was primarily driven by growth of $244 million in inventory management and purchasing services to third-party customers and higher volumes. The 1998 increase is also due to the recording of pension settlement gains in 1997, which resulted from lump-sum payments from the Company's pension plan to separated employees. In addition, costs increased in 1998 as a result of sales growth and support costs for new initiatives. These increases were partially offset by productivity improvements and favorable adjustments to certain employee benefit liabilities which reduced 1998 expenses by $118 million.

The decrease in 1998 depreciation and amortization costs is primarily a result of the discontinuation of depreciation expense for the domestic access lines held for sale, which lowered depreciation expense by $63 million. The decrease was partially offset by the depreciation of capital additions, reflecting growth in the demand for access lines and data services.

For a description of the special charges, see "Overview - 1999 Significant Items and 1998 Significant Items."

WIRELESS PRODUCTS AND SERVICES

Wireless Products and Services provides wireless communications services (both voice and data) within licensed areas in the U.S., sells wireless telephones and accessories and provides support services to other wireless telephone companies.

Revenues and Sales

                               Years Ended December 31,
                           ------------------------------
                             1999       1998       1997
                           --------   --------   --------
                                (Dollars in Millions)
Service revenues            $3,276     $2,687     $2,549
Equipment sales and other      469        383        373
                            ------     ------     ------
    Total revenues          $3,745     $3,070     $2,922
                            ======     ======     ======

Revenues and sales increased $675 million, or 22%, in 1999 compared to 1998. The increase in service revenues of $589 million is attributable to several factors. The success of the GTE CHOICE(SM) pricing plans has generated strong customer growth and, combined with a continuing value-based marketing strategy, resulted in an increase in service revenues of $163 million, or 6%, over 1998. GTE Wireless increased its customer base by 12% in 1999 over 1998, excluding the impact of the October 1999 acquisition of the Ameritech properties in Chicago, St. Louis and Central Illinois. The newly purchased properties provided an additional 1.7 million customers for a total increase of 2.3 million customers, or 48%, over the prior year. At December 31, 1999, wireless customers totaled approximately 7.1 million. An additional $162 million of the increase in service revenues was generated in the fourth quarter by the newly acquired properties. The remaining $264 million of the 1999 increase is the result of a change in the manner of reporting customer roaming revenue consistent with the emergence of the wireless industry's one-rate calling plans. During 1999, GTE reported customer roaming revenues on a gross basis. Prior to 1999, GTE netted these revenues with roaming charges settled with other carriers (see offsetting increase in "Operating Costs and Expenses" below). These service revenue increases were partially offset by a decline in the average revenue per user, reflecting the increasing level of competition in the wireless industry. The increase in equipment sales and other revenue of $86 million was primarily caused by retail customer growth.

The growth in 1998 service revenues of $138 million, or 5%, was primarily attributable to the growth in GTE's wireless customer base of 7.4% in 1998. Total U.S. customers served reached 4.8 million in 1998. In 1998, revenue growth resulting from the increased customer base was somewhat offset by a decline in average revenue per user, reflecting the increasing level of competition in the wireless industry. However, 1998 results reflected profitable growth by focusing on higher-value customers utilizing a value-based marketing strategy.

Operating Costs and Expenses

                                               Years Ended December 31,
                                           ------------------------------
                                             1999       1998       1997
                                           --------   --------   --------
                                                (Dollars in Millions)
Cost of services and sales                  $1,798     $1,049     $1,083
Selling, general and administrative            871        848        974
Depreciation and amortization                  515        435        428
Special charges                                 24         91         --
                                            ------     ------     ------
    Total operating costs and expenses      $3,208     $2,423     $2,485
                                            ======     ======     ======

Cost of services and sales

Costs of services and sales increased $749 million, or 71%, in 1999 compared with 1998, primarily due to customer roaming charges paid to other wireless carriers. This increase in roaming charges, $309 million in 1999 over 1998, was caused by customer acceptance and usage of new bundled minutes plans, which allow local, regional and national roaming at competitive rates. These costs were partially offset by the favorable impact of a 10% annual decline in cash cost per customer, which excludes incollect roaming costs. The change in reporting of customer roaming revenues (see offsetting increase in "Revenues and Sales" above) also contributed $264 million to the 1999 increase. In addition, costs associated with newly acquired wireless properties in the fourth quarter of 1999 contributed $76 million to the 1999 increase.

Cost of services and sales decreased $34 million, or 3%, in 1998 as compared with 1997 despite an increased customer base. The increased volumes were offset by reduced costs for wireless phones, favorable interconnection fees, lower fraud losses and increased productivity throughout the organization. Cost of services and sales also includes approximately $69 million of gains on the sale of assets in 1998.

Selling, general and administrative

Selling, general and administrative costs increased $23 million, or 3%, in 1999 compared to 1998. The increase is attributable to the impact of the newly acquired wireless properties. In addition, higher acquisition and retention costs to grow the customer base were partially offset by lower general and administrative costs.

The 1998 decrease from 1997 is attributable to lower customer acquisition and retention costs, including lower costs due to increased productivity in the retail channel.

Depreciation and amortization

Depreciation and amortization increased $80 million, or 18%, in 1999 partially due to $40 million of depreciation expense and amortization of goodwill in the fourth quarter from the newly acquired wireless properties. The remainder of the increase over 1998 is the result of continued investment in the network to provide greater digital capacity and coverage.

Depreciation and amortization increased $7 million, or 2%, in 1998 as a result of continuing investment in the wireless network to provide greater capacity. The increase is partially offset by lower depreciation expense due to the discontinuation of the Tele-Go product offering and the write-off of affected network equipment and supplies, which is included in the special charges.

For a description of the special charges, see "Overview - 1999 Significant Items and 1998 Significant Items."

INTERNETWORKING

The Internetworking segment offers a wide range of advanced data and Internet-related services, including dedicated and dial-up access to the Internet, managed network security, Web hosting, application development and systems integration services. Internetworking also includes the investment in GTE's national fiber-optic network which became fully operational in December 1999. Recent investments in undersea cable have now expanded the reach of the nationwide network into Europe, Asia and Latin America.

GTE's Internetworking segment was created in mid-1997 after the acquisition of BBN Corporation. This segment does not include the results of GTE's traditional local data businesses, such as high-speed dedicated circuits and digital subscriber lines, which continue to be reflected in the Company's Network Services segment.

Revenues and Sales

                                     Years Ended December 31,
                                 ------------------------------
                                   1999       1998       1997
                                 --------   --------   --------
                                      (Dollars in Millions)
Internetworking revenues         $ 1,036     $   579   $   185
Intersegment revenues                (69)        (36)      (11)
                                 -------     -------   -------
    Total external revenues      $   967     $   543   $   174
                                 =======     =======   =======

Internetworking data revenues for 1999 increased $457 million, or 79%, over 1998 due to customer and revenue growth from business services such as managed connectivity, Web hosting, virtual private networks and e-commerce solutions. The increase also reflects growth in the online service provider business, primarily resulting from the expanded relationship with America Online (AOL), for which GTE provides national network deployment services in support of AOL's dial-up network.

Revenues for 1998 reflect a full year of activity, whereas 1997 revenues reflect only a partial year, as described above. The increase in 1998 is also due to sales of access and transport services to other ISPs and carriers and the expanded relationship with AOL. The increase also reflects customer growth and revenues derived from newly introduced Internet-based products and services for both consumers and businesses.

Intersegment revenues primarily reflect the provision of backbone connectivity to affiliates.

Operating Costs and Expenses

                                               Years Ended December 31,
                                           ------------------------------
                                             1999       1998       1997
                                           --------   --------   --------
                                                (Dollars in Millions)
Cost of services and sales                  $  972     $  573     $  302
Selling, general and administrative            425        374        136
Depreciation and amortization                  191        117         86
                                            ------     ------     ------
    Total operating costs and expenses      $1,588     $1,064     $  524
                                            ======     ======     ======

Cost of services and sales

Cost of services and sales, consisting primarily of the cost of leasing telecommunication circuits and labor and expenses of operating the network infrastructure and supporting customers, increased $399 million, or 70%, in 1999 compared to 1998. The increase is primarily due to the aggressive buildout of the Global Network Infrastructure (GNI) to provide broader access to more customers, support a growing customer base and provide increased scope to service customers. In addition, expenses were higher in 1999 partially due to costs associated with the buildout and initial start-up expenses of the international network, such as the costs to acquire circuits and international cable access. The continued expansion of dial-up networks operated for AOL also contributed to the 1999 increase in cost of services and sales.

The 1998 results reflect the growth in the cost of the network infrastructure and personnel to support a growing customer base and service offerings introduced during the year. Cost of services and sales also reflects the continued expansion of dial-up networks operated for AOL.

Selling, general and administrative

Selling, general and administrative costs increased $51 million, or 14%, in 1999 compared with 1998 due to increased selling expenses which were directly attributed to an increase in sales and sales-related employees both domestically and internationally. The additional growth in the sales force resulted in higher training expenses and costs for expansion of field offices.

The increase in 1998 costs compared to 1997 was driven by customer growth, higher new product development costs and continued investment in the Company's sales and marketing infrastructure, including expansion of sales channels, advertising costs and other promotional activities related primarily to Internet-based services for consumers and businesses.

Depreciation and amortization

Depreciation and amortization reflects the continuing investment in the network and other infrastructure necessary to support the growth in customers and services. At December 31, 1999, the entire 17,000 miles of the nationwide fiber-optic network were operational and, therefore, being depreciated. At December 31, 1998, just over two-thirds of the network was operational and being depreciated.

Capital expenditures during 1999-1997 collectively totaled over $1.6 billion, primarily associated with the build-out of the 17,000 mile nationwide fiber-optic network.

OTHER NATIONAL OPERATIONS

GTE's Other National Operations include: GTE Communications Corporation, GTE Technology and Systems, GTE Directories Corporation and GTE Airfone. Eliminations for intersegment activity occurring within National Operations are also included in Other National Operations.

Revenues and Sales

                                               Years Ended December 31,
                                           ------------------------------
                                             1999       1998       1997
                                           --------   --------   --------
                                                (Dollars in Millions)
Communications                              $1,513     $1,063    $  630
Technology and Systems                       1,063      1,423     1,271
Other, including eliminations                  685        856       840
                                            ------     ------    ------
    Total revenues                          $3,261     $3,342    $2,741
                                            ======     ======    ======

Operating Costs and Expenses

                                               Years Ended December 31,
                                           ------------------------------
                                             1999       1998       1997
                                           --------   --------   --------
                                                (Dollars in Millions)
Cost of services and sales                  $ 2,507    $ 2,528   $ 1,953
Selling, general and administrative             786        689       587
Depreciation and amortization                   232        207       252
Special items                                  (768)       397        --
                                            -------    -------   -------
    Total operating costs and expenses      $ 2,757    $ 3,821   $ 2,792
                                            =======    =======   =======

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

The increase in GTECC's 1999 revenues of $450 million, or 42%, is attributable in part to increased revenues from long-distance operations, higher contract sales to medium and large business customers and revenues from bundled local, long-distance, wireless, paging and Internet services. The growth in 1999 long-distance revenues is due to a 26% increase in the number of customers since December 31, 1998 to approximately 3.4 million customers. At December 31, 1999 there were approximately 312,000 customers of bundled services, an increase of 263% since December 31, 1998.

In 1998, GTECC's revenues grew $433 million, or 69%, compared with 1997. Revenues from long-distance operations grew $280 million, or 88%, during 1998, due to a 59% increase in the number of customers. Significant market share increases in GTE's franchised territories, coupled with a significant improvement in the rate of customer churn, contributed to this growth.

GTE Technology and Systems is primarily composed of GTE Government Systems. The Company sold substantially all of its Government Systems business to General Dynamics on September 1, 1999. The remaining major division was sold to DynCorp on December 10, 1999. The sale of the GTE Government Systems business resulted in a decrease in Technology and Systems 1999 revenues compared to 1998. The results for 1999 only include a partial year of GTE Government Systems revenue, whereas the 1998 and 1997 results include a full 12 months of revenue.

Included in other revenues is GTE Directories Corporation, which publishes telephone directories and develops and markets online advertising and information services; and GTE Airfone, a provider of airborne communications services, which the Company intends to sell (see "Strategic Repositioning - Net Assets Held for Sale" for additional information).

Total operating costs and expenses, excluding depreciation, amortization and special items, were slightly higher in 1999 compared with 1998 primarily due to increased capacity costs associated with GTECC's revenue growth and higher provisions for uncollectibles, partially offset by lower advertising and telemarketing costs.

For a description of the special items, see "Overview - 1999 Significant Items and 1998 Significant Items."

                            INTERNATIONAL OPERATIONS

GTE's International Operations, which represent 7% of 1999 consolidated revenues, provide telecommunications services in Argentina, the Dominican Republic, the Northern Mariana Islands and part of the province of Quebec, Canada and operate directory-advertising companies in Europe and Latin America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include full-service telecommunications companies in Canada and Venezuela, a paging network in China and a nationwide wireless network in Taiwan. In March 1999, GTE completed its 40% investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI), a full-service telecommunications provider serving the Commonwealth of Puerto Rico.

In June 1999, GTE expanded its Argentine wireless presence by winning the bid for one of two Personal Communications Services (PCS) wireless licenses for the Buenos Aires greater metropolitan area. The PCS license, which covers a population of 13 million, complements GTE's existing investment in CTI Holdings. CTI implemented enhanced digital service during the second quarter of 1999. GTE PCS, S.A., holder of the PCS license, is expected to be operational in the first half of 2000. Together CTI and GTE PCS, S.A. will provide nationwide wireless service in Argentina.

During the fourth quarter of 1998, GTE increased its ownership interest in CTI and began accounting for its investment on a consolidated basis. The CTI net results for 1997 and the first three quarters of 1998 are reflected in "Other (Income) Expense." For 1999 and the fourth quarter of 1998, CTI's results of operations are reflected in reported revenues and expenses in the consolidated statements of income.

Prior to 1999, GTE had voting control of BC TELECOM, a full-service telecommunications provider operating in British Columbia, Canada, through its ownership of Anglo-Canadian Telephone Company. On January 31, 1999, BC TELECOM and TELUS Corporation, an Alberta, Canada full-service telecommunications provider, merged to form a public company, BCT.TELUS Communications Inc. (TELUS). GTE owns approximately 26.7% of TELUS. Accordingly, beginning in 1999, GTE has deconsolidated BC TELECOM and now accounts for the investment in TELUS using the equity method of accounting. BC TELECOM's results of operations for 1998 and 1997 are reflected in reported revenues and expenses, while for 1999 the TELUS net results are reported as a component of "Other (Income) Expense" in the consolidated statements of income.

The table below represents reported and adjusted financial results, including the impact of the changes in accounting methods described above. The results for the years ended December 31, 1998 and 1997 have been adjusted to reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting. For comparative purposes, the financial results are discussed on an adjusted basis.

Revenues and Sales

                                                 Years Ended December 31,
                                ---------------------------------------------------------
                                  1999               1998                   1997
                                --------    --------------------    ---------------------
                                Reported    Reported    Adjusted    Reported     Adjusted
                                --------    --------    --------    --------     --------
                                               (Dollars in Millions)
Local services                    $  368      $1,219      $  294      $1,076      $  240
Toll services                        291         907         312         883         326
Wireless services                    548         422         542         265         282
Directory services and other         647         786         404         678         299
                                  ------      ------      ------      ------      ------
     Total revenues               $1,854      $3,334      $1,552      $2,902      $1,147
                                  ======      ======      ======      ======      ======

Local services

Local service revenues are based on fees charged to customers for providing local fixed wireline telephone service within designated franchise areas, primarily in Quebec and the Dominican Republic. On an adjusted basis, local services revenues increased $74 million and $54 million, or 25% and 23%, for 1999 and 1998, respectively, compared to the prior year. Local rate increases, as part of an overall rate rebalancing effort in the Dominican Republic, combined with increased access lines in service, contributed to the increase in local service revenues for 1999 as compared to 1998. Local service revenues increased in 1998 due to a rate increase in Quebec and increases in access lines in service for both Quebec and the Dominican Republic.

Toll services

Toll, or long-distance, service revenues are based on fees charged for calls made to a location outside of a customer's local calling area. On an adjusted basis, toll services revenues decreased $21 million and $14 million, or 7% and 4%, for 1999 and 1998, respectively, compared to the prior year. Rate reductions in the Dominican Republic and Quebec stemming from rebalancing programs and competitive pressures led to an overall decrease in toll revenues for 1999. These rate reductions are partially offset by increased toll usage. Toll services revenues declined in 1998 due to competitively-driven, Company-initiated rate reductions, partially offset by higher toll usage and a change in the manner of reporting toll settlements in Quebec. Early in 1998, the Quebec carrier began reporting toll settlements on a gross revenue and expense basis. Previously, the carriers recorded toll settlements on a net basis (see offsetting increase in "Cost of services and sales" below). GTE's International Operations business units continue to implement price reductions on certain domestic and international toll services in response to competition.

Wireless services

Wireless services represent cellular and PCS services. On an adjusted basis, wireless services revenues increased $6 million and $260 million, or 1% and 92%, for 1999 and 1998, respectively, compared to the prior year. Consolidated wireless subscriber growth of 51% over the last 12 months was driven by increased prepaid wireless subscribers within the Latin American operations. Increased revenues resulting from additional subscribers were significantly offset by lower average revenue per user, caused in part by weak economic conditions in Argentina and the expansion of prepaid offerings to lower-usage customers. The 1998 adjusted revenue increase over 1997 resulted from significant expansion of the CTI business operation and the Argentine customer base. Also contributing to revenue growth in 1998 was an increase in wireless customers in both the Dominican Republic and Quebec.

Directory services and other

Directory services and other revenues result primarily from sales of Yellow Pages advertising to local and national businesses, along with equipment and other product revenues and sales. On an adjusted basis, directory services and other revenues increased $243 million and $105 million, or 60% and 35%, for 1999 and 1998, respectively, compared to the prior year. The 1999 revenue increase reflected increased product revenues and sales combined with higher Yellow Pages advertising revenues in Canada and Europe. Due to the deconsolidation of BC TELECOM in 1999, GTE International Directories discontinued netting publication-right fees paid to TELUS against its Yellow Pages advertising revenues. This classification change in reporting increased both 1999 revenues and operating expenses by approximately $82 million (see "Operating Costs and Expenses" below). In addition, 1999 results include the activities of Axesa Informacion, Inc., a directory publication business in Puerto Rico for which GTE acquired a controlling interest in April 1999, as well as revenues from annual technology right-to-use fees paid to the Company. The increase in 1998 directory services revenues was primarily driven by operations in Austria and Poland, that were acquired late in 1997, as well as higher directory advertising sales in the Costa Rican operation.

Operating Costs and Expenses

                                                                Years Ended December 31,
                                        ------------------------------------------------------------------------
                                                 1999                     1998                     1997
                                        ---------------------     ---------------------    ---------------------
                                        Reported     Adjusted     Reported     Adjusted    Reported     Adjusted
                                        --------     --------     --------     --------    --------     --------
                                                                 (Dollars in Millions)
Cost of services and sales               $  719       $  719       $1,147       $  531      $  882       $  418
Selling, general and administrative         493          493          856          496         771          393
Depreciation and amortization               245          245          459          230         523          195
Special items                              (513)          --           38           --          --           --
                                         ------       ------       ------       ------      ------       ------
     Total operating costs and expenses  $  944       $1,457       $2,500       $1,257      $2,176       $1,006
                                         ======       ======       ======       ======      ======       ======

The applicable results in the table above have been adjusted to exclude special items and reflect the deconsolidation of BC TELECOM and the consolidation of CTI, consistent with 1999 reporting.

Cost of services and sales

Higher network and customer support costs related to increased volumes, combined with higher equipment cost of sales associated with the increase in wireless subscribers, contributed to the increase of $188 million, or 35%, in adjusted cost of services and sales for 1999. The classification change for directory publication-right fees also contributed approximately $82 million to the 1999 increase in costs. (See "Directory services and other" revenues above). The 1998 increase of $113 million, or 27%, in adjusted cost of services and sales was primarily driven by higher operating and wireless customer acquisition costs associated with significant increases in the CTI customer base. Also, the change in the reporting of toll settlements in early 1998 for the Quebec operations (see offsetting increase in "Toll services" revenues above) contributed to the increase.

Selling, general and administrative

The 1999 decrease of $3 million, or 1%, in adjusted selling, general and administrative expenses primarily reflects lower selling and commission expenses related to wireless customer acquisitions within the Latin American operations. A significant part of 1999 wireless customer growth was attributable to prepaid customers, which have significantly lower acquisition costs than traditional customers. Adjusted selling, general and administrative expenses in 1998 increased $103 million, or 26%, over 1997 primarily due to higher selling expenses related to the growth in traditional wireless customer additions.

Depreciation and amortization

The increases of $15 million and $35 million, or 7% and 18%, in adjusted depreciation and amortization expense for 1999 and 1998, respectively, compared to the prior year, primarily reflect expansion of the wireless networks within the Latin American operations. The expansion and modernization of the Dominican Republic wireline network also contributed to the increase. In 1998, the effect of shorter depreciable lives of telephone plant, primarily in Canada, was offset by a reduction in the carrying value of plant due to the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

For a description of the special items, see "Overview - 1999 Significant Items and 1998 Significant Items."

Equity Income

                                               Years Ended December 31,
                                           ------------------------------
                                             1999       1998       1997
                                           --------   --------   --------
                                                (Dollars in Millions)
Reported Equity Income                     $ 324       $ 110      $  85
Adjusted Equity Income                       324         263        243

In January 1999, BC TELECOM and TELUS Corporation merged to form BCT.TELUS Communications Inc. (TELUS). GTE owns approximately 26.7% of TELUS. Accordingly, beginning in 1999, GTE has deconsolidated

BC TELECOM and now accounts for the investment in TELUS using the equity method of accounting. In addition, during the fourth quarter of 1998, GTE increased its ownership interest in CTI and began accounting for its investment on a consolidated basis.

Equity income (reflected in "Other (Income) Expense" in the consolidated statements of income) of $324 million for 1999 increased $61 million, or 23%, compared to 1998, after adjusting for the changes in accounting method described above. Taiwan Cellular Corporation, in which GTE has a 13.5% interest, became operational in January 1998 and has added over 3 million customers to date. This strong increase in customer growth contributed a majority of the equity earnings growth for 1999 compared to 1998.

Adjusted equity income in 1998 increased $20 million from 1997 due to increased earnings from GTE's investment in BC TELECOM. As described above, in the first quarter of 1999, GTE changed its method of accounting for this investment from consolidation to the equity basis as a result of BC TELECOM's merger with TELUS. Adjusted results reflect this investment on the equity basis for all periods presented.

FINANCIAL CONDITION

                                               Years Ended December 31,
                                           ------------------------------
                                             1999       1998       1997
                                           --------   --------   --------
                                                (Dollars in Millions)
Cash flows from (used in):
    Operations                             $ 6,319     $ 5,890   $ 6,164
    Investing                               (7,749)     (5,508)   (5,893)
    Financing                                1,899        (466)     (125)

OPERATIONS

GTE's primary source of funds during 1999 was cash from operations of $6.3 billion compared with $5.9 billion and $6.2 billion in 1998 and 1997, respectively. The increase in cash from operations in 1999 compared to 1998 is primarily due to working capital requirements that were less than the same period last year. Cash from operations includes losses associated with the Company's Internetworking and GTECC growth initiatives.

INVESTING

Capital expenditures totaled $4.9 billion in 1999, a 12% decrease from the $5.6 billion spent in 1998. This variance is attributable to lower capital expenditures for the Network Services segment, the deconsolidation of BC TELECOM to the equity method of accounting and the Company's decision in 1998 to scale back the deployment of its hybrid fiber coax video networks. The majority of the 1999 new investments were made to acquire facilities and develop and install applications necessary to support the growth in demand for GTE's core services, facilitate the introduction of new products and services, and increase operating efficiency and productivity. Significant investments have also been made to build and expand GTE's national fiber-optic data network. GTE expects capital expenditures to approximate $5.8 billion in 2000, as the Company continues to provide the highest quality voice and data communications available within the industry.

In October 1999, the Company acquired approximately half of Ameritech's wireless properties. GTE paid $3.25 billion in cash for the properties, which are located in St. Louis, Chicago and Central Illinois. In June 1999, the Company purchased one of two PCS wireless licenses that were auctioned by the government of Argentina for the Buenos Aires greater metropolitan area. The total purchase price was $301 million of which approximately $120 million has been paid. In March 1999, GTE completed its 40% investment in TELPRI, a full-service telecommunications provider serving the Commonwealth of Puerto Rico. In 1997, GTE expended over $900 million to acquire new operations, primarily BBN Corporation, in connection with the Company's data initiatives.

In 1998, GTE committed to a plan to sell GTE Government Systems, GTE Airfone and approximately 1.6 million domestic access lines. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion. In late 1999, GTE sold its GTE Government Systems business for $1.2 billion. During 1999, the Company reached agreements to sell approximately
1.6 million non-strategic domestic access lines and expects to close all of these sales in 2000.

FINANCING

Cash provided by financing activities totaled $1.9 billion during 1999 compared with cash used of $466 million and $125 million for 1998 and 1997, respectively. The Company retired $1.9 billion of long-term debt and preferred securities in 1999 compared with $2.0 billion and $2.4 billion in 1998 and 1997. Included in these retirements were $489 million of 9.25% monthly income preferred securities due 2024 which were redeemed in October 1999. The Company issued $4.6 billion of long-term debt in 1999 compared with $3.9 billion and $2.4 billion in 1998 and 1997. Certain of GTE's domestic telephone operating subsidiaries have shelf registration statements filed with the Securities and Exchange Commission that total $1.9 billion as of December 31, 1999.

In August 1999, GTE announced the initiation of a share repurchase program to offset shares issued under the Company's employee-benefit and dividend-reinvestment programs. Under the program, the Company repurchased approximately 17.7 million shares of its common stock valued at $1.3 billion in 1999, and completed the program with the purchase of an additional 8.4 million shares valued at approximately $600 million through February 2000. Additionally, the Company repurchased 11.7 million shares of its common stock valued at $536 million in 1997.

During 1999, GTE maintained $6.0 billion in committed credit facilities which are used primarily to back up commercial paper borrowings. These facilities include a five-year syndicated line of $2.5 billion for GTE and a 364-day syndicated line of $1.5 billion for certain domestic telephone operating subsidiaries. Under current terms and conditions, the $2.5 billion line will mature in June 2002 and the $1.5 billion line, which was renewed by the Company in June 1999, will mature in June 2000. Fifty-four banks representing 12 countries participate in these syndicated facilities. In addition to the syndicated facilities, $1.0 billion of committed bilateral credit lines were renewed in June 1999 and, subsequently, increased to $2.0 billion in October 1999. The bilateral lines, which are shared by GTE and certain domestic telephone operating subsidiaries, are aligned with the maturity date of the existing 364-day line.

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

In 2000, the funding of dividends and capital requirements for GTE's businesses will be substantially sourced by cash from operations, although GTE's strong financial position allows ready access to worldwide capital markets for any additional cash requirements.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

REGULATORY AND COMPETITIVE TRENDS

During 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 1999 to meet the wholesale requirements of new competitors. To date, GTE has signed over 1,200 interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently appealed to the U. S. Supreme Court (Supreme Court). GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by a decision of the Eighth Circuit Court (Eighth Circuit) in July 1997 which stated the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the Supreme Court reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. In addition, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In November 1999, the FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements, which must be available on either a stand-alone basis, or as a combined local service "platform" if the elements have been previously combined by the ILEC. ILECs are no longer required to provide unbundled operator services, including directory assistance where alternate routing is available. In addition, in certain circumstances, local and tandem switching need not be unbundled. However, the FCC expanded the definition of some UNEs by specifying that components of the loop UNE must be made available in sub-loop components, and augmenting the types of call-related databases that must be unbundled as UNEs. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations. The United States Telecom Association (USTA) has appealed this order and GTE will participate.

In December 1999, the FCC released another order that requires ILECs to provide line sharing to CLECs by unbundled access to the high-frequency portion of the local loop over which the ILEC provides voice services. The FCC's stated intent in adopting the line sharing order is to enable competitive carriers to provide digital subscriber line (DSL) services over the same lines simultaneously used by ILECs to provide basic phone services.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. Parties to this action have filed briefs and participated in oral arguments in September 1999. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. A court decision is expected during the first half of 2000.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access and wireless services both within and outside its traditional operating areas. GTE now provides long-distance service to approximately 3.4 million customers.

         Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide explicit universal service subsidies.

In October 1998, the FCC issued an order selecting a cost model for universal service. In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. In October 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues. In January 2000, GTE requested the Supreme Court to review the Fifth Circuit decision allowing the FCC to base universal service support from the results of a hypothetical cost model rather than historical costs that were incurred to provide local service. GTE argued that the Fifth Circuit ignored long standing legal precedent in permitting a major revision to ILEC cost recovery mechanisms without ensuring the new process would not result in a constitutionally prohibited "taking."

In November 1999, the FCC released an order selecting the cost inputs for the federal universal service cost model. GTE is seeking reconsideration. Since the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000, many state regulators awaited FCC action before they began designing their universal service programs.

In November 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs, including GTE. The effective date for the new federal universal service plan is January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging.

In December 1999, the FCC asked for comment on requests made by the North Dakota and South Dakota state commissions and the Rural Utilities Service (RUS) asking the FCC to redefine "voice grade access" in the FCC's universal service rules. The FCC requires that, in order to be eligible for universal service support, a carrier must offer, among other things, voice grade access to the public switched telephone network. Current FCC rules specify that voice grade access should occur in a frequency range between approximately 300 Hertz (Hz) to 3,000 Hz. The petitioners requested the frequency range be changed to 200 Hz to 3,500 Hz. GTE participated in this proceeding and opposed any change in FCC requirements. The network is not designed for the proposed ubiquitous requirement and would require a significant infrastructure investment and at least a decade to implement.

         Price Cap

The federal price cap regime allows access prices to change each year by a measure of inflation minus a productivity factor offset. In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must issue a revised decision. As a result, in November 1999, the FCC initiated a rulemaking proposal requesting comments on the interstate price cap productivity factor. Currently, it is unknown whether the single price cap productivity factor will be applied retroactively to July 1, 1997 and remain in effect until the next price cap performance review in 2003, or whether one factor will apply from 1997 to 2000 and another factor apply from 2000 to 2003.

         Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In August 1999, GTE, along with a coalition of local exchange and long-distance companies (CALLS), submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in non-usage sensitive access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. The coalition filed a revised plan in March 2000 and the FCC has offered the plan for comments. A decision by the FCC is expected in 2000.

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

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals and space exhaustion. GTE asked the Court to review this order. In March 2000, the Court issued a ruling granting, in part, challenges raised by GTE to the FCC's March 1999 order. The Court ruled that the FCC failed to justify its requirement that ILECs must permit collocation of any CLEC equipment that was "used or useful" for interconnection or access to network elements. The Court remanded this portion of the decision back to the FCC for further deliberation.

In November 1999, the FCC released an order concluding that an ILEC's offering of DSL services to Internet Service Providers (ISPs) pursuant to volume and term discount plans that are a component of the ISPs' high-speed Internet service are not a retail offering, and thus not subject to the discounted resale obligation. The order also concluded that an ILEC's DSL offering to end-users is a retail offering if the ILEC performs certain consumer-oriented functions, such as provisioning of customer premises equipment and wiring, marketing, billing and collection, and accepting repair requests directly from the end-user. The FCC concluded that these services are subject to discounted resale obligation, regardless of whether the service is classified as telephone exchange service (local tariff) or exchange access service (access tariff).

         Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residential customers. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line per month.

         Internet Service Traffic

ILECs are required to provide open access to all ISPs, while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T Corp. has appealed that decision. Arguments took place in November 1999 before the Ninth Circuit Court.

In October 1999, GTE filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end-user of one party and terminating to the end-user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that carry this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate and is not local traffic. Nevertheless, the FCC permitted state commissions to arbitrate whether ILECs should pay as reciprocal compensation for ISP-bound traffic, based upon existing interconnection agreements, until the FCC reaches a decision on a long-term compensation scheme. GTE challenged this FCC conclusion in federal district court. In March 2000, the Court vacated and remanded the FCC's ruling that ISP-bound calls are interstate, since the FCC failed to provide a satisfactory explanation to support its ruling. As a result, the Court did not address GTE's argument that the Telecommunications Act preempts state commission authority to arbitrate disputes over non-local traffic.

         International

The global communications environment continues to undergo significant change. Many developed and developing countries are opening their telecommunications markets to full infrastructure and service competition and removing old monopolistic structures. Countries are upgrading their existing networks making them more compatible with new Internet, data, wireless, broadband and video technologies and applications. In addition, these rapid changes are forcing the development of new regulatory policies. Many countries continue to face the need for new regulations to deal with further convergence, deregulation and privatization taking place in the global marketplace.

Throughout the Latin American region, telecommunication service providers will face further deregulation and a series of challenges and new opportunities in 2000. The Venezuelan government is considering a new telecommunications law, which will further open its market. CONATEL (the Venezuelan telecommunications regulator) and Compania Anonima Nacional Telefonos de Venezuela (CANTV), an affiliate of GTE, recently evaluated recommendations from international industry experts and negotiated an agreement on tariff rebalancing, network modernization commitments and quality of service standards. The agreement will take effect in March 2000 and will be valid through the remainder of 2000.

The Argentine telecom market has recently moved from two basic operators in separate regions to four nationwide full-service providers. GTE's international affiliate, CTI Integrales, is one of these full-service providers and is expected to begin offering nationwide service in the first half of 2000. GTE's other Argentine subsidiaries, CTI and GTE PCS, S.A. were awarded PCS licenses in 1999. Together they will provide the first nationwide wireless service in Argentina.

In the Dominican Republic, Compania Dominicana de Telefonos, C. Por A. (CODETEL), a wholly-owned subsidiary of GTE, submitted a price rebalancing plan to its regulatory agency, Indotel. The plan was implemented in January 2000. It calls for increased local rates effective in June 2000.

 Since the privatization of TELPRI and changes in intra-island presubscription regulation, GTE has played an integral role in facilitating TELPRI's entry into the off-island long distance market. TELPRI is also aggressively pursuing the data and Internet markets as well as improving the quality of service in their core wireline and wireless businesses. TELPRI continues to be the largest provider of local service on the island.

In Taiwan, where a Company affiliate provides PCS service, the legislature passed a new Telecom Act in October 1999, which increased the limits on foreign investment from 20% to 60% (40% direct and 20% indirect investment). GTE is pursuing telecommunications opportunities including entering the full service provider business with Taiwanese partners. In addition, Taiwan has been working to meet World Trade Organization Basic Telecom Agreement requirements in order to become an integral member of that landmark agreement.

Due to further liberalization of the telecommunications industry in Canada, Quebec Tel has been experiencing increasing competition. To counter this threat, Quebec Tel will expand its service offerings outside of its franchise territory.

YEAR 2000 CONVERSION

GTE does not believe that the Year 2000 rollover has had, or will have, any material adverse impacts on the Company's results of operations or liquidity. Additionally, the Company has not experienced any material contingencies regarding customers or major suppliers. GTE experienced no significant Year 2000 events, and service to GTE's customers was unaffected by the rollover to January 1, 2000. GTE completed its Year 2000 renovation, conducted system testing and returned to production the essential systems that support its businesses substantially in advance of December 31, 1999. Additionally, GTE's portion of the public switched telephone network (PSTN) in the United States was upgraded for Year 2000, and all of GTE's access lines have been operating using Year 2000 compliant central office switches and network elements since mid-year 1999. With the successful transition into 2000, GTE believes that the risk of disruptions arising from time/date transitions, that would affect GTE's ability to provide basic services, has been eliminated.

GTE continues to enhance its normal business continuity planning to address potential Year 2000 and other time/date interruptions. These include: potential gradual system degradation after January 1, 2000; possible accumulation of processing errors or degraded performance; leap year processing through February 29, 2000; and potential impacts of degrading performance from partners. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" time/date contingency, if it occurs.

The estimated total multi-year cost of GTE's Year 2000 Program is expected to total approximately $380 million, of which $372 million has been expended through December 31, 1999. Year 2000 renovation costs are expensed in the year incurred. Approximately 69% of GTE's program effort involved U.S. domestic operations. With the successful transition from 1999 to 2000, GTE has completed its Year 2000 Program. All future efforts will be performed under normal business operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101.

PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger. All state regulatory commissions have now approved the merger and the only remaining approval is required from the FCC. Both companies are working diligently to complete the merger and are targeting completion of the merger in the second quarter of 2000.

This Management's Discussion and Analysis is based on GTE's own historical financial results. It does not reflect the impact that the proposed merger will have on future financial performance of the post-merger combined company. Further information about the proposed merger is provided in the discussion of "Recent Developments" below and in Note 19 to the consolidated financial statements.

RECENT DEVELOPMENTS

On January 27, 2000, GTE and Bell Atlantic filed a comprehensive proposal with the FCC to resolve the issues associated with the long-distance and Internet-related service offerings that GTE provides to consumers and businesses. The FCC issued the Companies' proposal for formal public comment. If approved by the FCC, in order to permit the closing of the GTE/Bell Atlantic merger, this proposal would require the transfer of substantially all of GTE Internetworking's existing nationwide data business into a separate corporation. In exchange for the transfer of GTE Internetworking, the merged GTE/Bell Atlantic will have an option to increase its ownership interest to a controlling level once it receives regulatory relief to provide intraLATA long-distance and related services. In addition, as a result of the legal prohibition that will apply to GTE once the merger with Bell Atlantic is closed, effective March 30, 2000, GTE will no longer provide long-distance voice telephone service in the states where Bell Atlantic operates and does not yet have approval to offer this long-distance service. This event affects a small percentage of GTE's customer base.

In November 1999, the Company announced that it had agreed to form a company with Crown Castle International Corporation to own, operate and lease space on the Company's existing network of cell sites. The newly created entity will be controlled by Crown Castle International Corporation, and up to approximately 25% of the entity will be owned by the Company. The Company will contribute real estate and integral equipment, including approximately 2,300 cellular towers to the entity, valued at approximately $900 million, and will lease back these cell sites by paying a monthly lease fee of approximately $1,400 per cell site to the entity. The first phase closed on January 31, 2000, in which the Company contributed over 600 cellular towers in exchange for approximately $198 million in cash. The Company will continue to own other cell site equipment, including switching equipment, antennas and other electronic components.

On September 21, 1999, Bell Atlantic signed a definitive agreement with Vodafone AirTouch plc to create a national wireless business composed of both companies' U.S. wireless assets. The completion of this transaction is subject to a number of conditions, including certain regulatory approvals. In January 2000, the transaction was approved by the shareholders of Vodafone AirTouch. Bell Atlantic expects the transaction to close in April 2000. The agreement between Bell Atlantic and Vodafone AirTouch to create a new wireless business and the agreement between Bell Atlantic and GTE to merge are independent transactions. The completion of one is not contingent upon completion of the other.

On February 1, 2000, GTE and ALLTEL Corporation signed two agreements to exchange certain wireless interests. The agreements will resolve several wireless overlaps related to the GTE/Bell Atlantic merger. The transactions are expected to be completed in the second quarter of 2000. Additional wireless overlaps related to the GTE/Bell Atlantic merger are also expected to be resolved in the near future.

In the first quarter of 2000, the Company announced that it will retire certain securities earlier than the stated date. It is expected that the Company will be recording an after-tax extraordinary charge of approximately $33 million for the early redemption of the securities.

On March 27, 2000, GTE sold GTE CyberTrust, a part of GTE's Other National Operations, to Baltimore Technologies plc, an Internet security company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: 1) materially adverse changes in economic conditions in the markets served by the Company or by companies in which GTE has substantial investments; 2) material changes in available technology; 3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; 4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; 5) the timing of, and regulatory or other conditions associated with, the completion of our merger with Bell Atlantic and our ability to combine operations and obtain revenue enhancements and cost savings following the merger; and 6) the timing of, and regulatory or other conditions associated with, the completion of the wireless joint venture between Bell Atlantic and Vodafone AirTouch plc, and the ability of the new wireless enterprise to combine operations and obtain revenue enhancements and cost savings. In addition, GTE has embarked on a major initiative to expand its service capability in the data communication, long-distance and enhanced services segments of the telecommunications marketplace and to provide a bundle of products and services both in and outside of its traditional service territories. Whether the Company realizes the benefits of these initiatives depends on GTE's ability to successfully develop the network facilities and systems required to provide these enhanced services, the success of its marketing initiatives, the levels of demand that are created for these services and the level of competition the Company faces as it seeks to penetrate new markets and emerging markets for new products and services. While GTE's management believes that it will be successful in implementing these new initiatives, there are uncertainties associated with its ability to increase revenue and income growth rates to the levels targeted through these initiatives and its ability to do so within the planned timeframes or investment levels.

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

Based on GTE's interest rate sensitive derivative financial instruments outstanding at December 31, 1999, a 100 basis point increase in interest rates as of December 31, 1999, would result in a net gain to GTE of $16 million. Conversely, a 100 basis point decrease in interest rates would result in a net loss to GTE of $17 million. Any increase or decrease in the market value of GTE's interest rate sensitive derivative financial instruments would be substantially offset by a corresponding decrease or increase in the market value of the underlying liability or anticipated debt issuance.

GTE uses foreign currency derivative instruments to reduce its exposure to adverse changes in foreign currency rates. The use of these derivatives allows GTE to reduce its overall exposure to exchange rate fluctuations, as the gains and losses on these contracts substantially offset the gains and losses on assets and liabilities being hedged. The Company's exposure to foreign exchange rates primarily exists with respect to loans denominated in British pounds and short-term investments denominated in Canadian dollars. As of December 31, 1999, GTE's exposure resulting from fluctuations in foreign currency exchange rates was not material.

In the past, GTE issued stock options to certain of its employees that had tandem stock appreciation rights. To minimize GTE's exposure to compensation expense related primarily to these stock appreciation rights, as well as other forms of stock-based compensation, GTE has purchased long-term call options on its common stock and used the gains and losses from the call options to offset compensation expense. As of December 31, 1999, approximately 2.5 million call options were outstanding. GTE accounts for the call options by marking to market the gains and losses in the period that they occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

                                                             Years Ended December 31,
                                                      --------------------------------------
                                                        1999           1998           1997
                                                      --------       --------       --------
                                                  (Dollars in Millions, Except Per-Share Amounts)
REVENUES AND SALES                                    $ 25,336       $ 25,473       $ 23,260
                                                      --------       --------       --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                            10,954         10,741          9,203
  Selling, general and administrative                    4,405          4,821          4,560
  Depreciation and amortization                          3,757          3,820          3,886
  Special items                                         (1,116)           755             --
                                                      --------       --------       --------

    Total operating costs and expenses                  18,000         20,137         17,649
                                                      --------       --------       --------

OPERATING INCOME                                         7,336          5,336          5,611

OTHER (INCOME) EXPENSE
  Interest - net                                         1,277          1,253          1,145
  Equity in income of unconsolidated companies            (432)          (240)          (217)
  Other - net                                              137            278            265
                                                      --------       --------       --------

Income before income taxes                               6,354          4,045          4,418
  Income taxes                                           2,291          1,553          1,624
                                                      --------       --------       --------

Income before extraordinary charges                      4,063          2,492          2,794
  Extraordinary charges                                    (30)          (320)            --
                                                      --------       --------       --------

NET INCOME                                            $  4,033       $  2,172       $  2,794
                                                      ========       ========       ========


BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Before extraordinary charges                        $   4.18       $   2.59       $   2.92
  Extraordinary charges                                   (.03)          (.33)            --
                                                      --------       --------       --------

NET INCOME                                            $   4.15       $   2.26       $   2.92
                                                      ========       ========       ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Before extraordinary charges                        $   4.15       $   2.57       $   2.90
  Extraordinary charges                                   (.03)          (.33)            --
                                                      --------       --------       --------

NET INCOME                                            $   4.12       $   2.24       $   2.90
                                                      ========       ========       ========

AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS):
  Basic                                                    972            963            958
  Diluted                                                  979            968            962


See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                    December 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                (Dollars in Millions)
ASSETS
Current assets
   Cash and cash equivalents                                    $    936    $    467
   Receivables, less allowances of $551 and $395                   5,058       4,785
   Inventories and supplies                                          702         668
   Net assets held for sale (see Note 2 and Note 11)               1,802         274
   Other                                                             945         587
                                                                --------    --------

    Total current assets                                           9,443       6,781
                                                                --------    --------

Property, plant and equipment, net (see Note 2 and Note 11)       23,233      24,866
Prepaid pension costs                                              6,073       4,927
Franchises, goodwill and other intangibles                         6,492       3,144
Investments in unconsolidated companies                            3,932       2,210
Other assets                                                       1,659       1,687
                                                                --------    --------

Total assets                                                    $ 50,832    $ 43,615
                                                                ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term obligations, including current maturities         $  9,608    $  4,148
   Accounts payable and accrued expenses                           4,410       4,138
   Taxes payable                                                   1,372       1,071
   Dividends payable                                                 458         470
   Other                                                             487         528
                                                                --------    --------

    Total current liabilities                                     16,335      10,355
                                                                --------    --------

Long-term debt                                                    13,957      15,418
Employee benefit plans                                             4,418       4,404
Deferred income taxes                                              3,406       1,948
Minority interests in equity of subsidiaries                       1,266       1,984
Other liabilities                                                    623         740
                                                                --------    --------

    Total liabilities                                             40,005      34,849
                                                                --------    --------

Shareholders' equity
   Common stock (1,002,200,284 and 991,374,778 shares issued)         50          50
   Additional paid-in capital                                      8,680       7,884
   Retained earnings                                               4,953       2,740
   Accumulated other comprehensive loss                             (376)       (375)
   Guaranteed ESOP obligations                                      (453)       (509)
   Treasury stock (34,791,857 and 23,377,388 shares, at cost)     (2,027)     (1,024)
                                                                --------    --------

    Total shareholders' equity                                    10,827       8,766
                                                                --------    --------

Total liabilities and shareholders' equity                      $ 50,832    $ 43,615
                                                                ========    ========


See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                              Years Ended December 31,
                                                           -----------------------------
                                                             1999      1998       1997
                                                           --------  --------   --------
                                                               (Dollars in Millions)
OPERATIONS
  Income before extraordinary charges                      $ 4,063    $ 2,492    $ 2,794
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
      Depreciation and amortization                          3,757      3,820      3,886
      Special items                                         (1,116)       755         --
      Employee retirement benefits                          (1,272)      (728)      (746)
      Deferred income taxes                                  1,217        471        456
      Provision for uncollectible accounts                     597        470        418
      Equity in income of unconsolidated companies            (432)      (240)      (217)
      Changes in current assets and current liabilities,
       excluding the effects of acquisitions and
       dispositions:
         Receivables - net                                    (927)      (767)      (622)
         Other current assets                                 (179)        (5)      (220)
         Accrued taxes and interest                            471        381         86
         Other current liabilities                               9       (662)       325
      Other - net                                              131        (97)         4
                                                           -------    -------    -------

    Net cash from operations                                 6,319      5,890      6,164
                                                           -------    -------    -------

INVESTING
  Capital expenditures                                      (4,940)    (5,609)    (5,128)
  Acquisitions and investments                              (3,813)      (121)      (927)
  Proceeds from sales of assets                              1,201        209         73
  Other - net                                                 (197)        13         89
                                                           -------    -------    -------

    Net cash used in investing                              (7,749)    (5,508)    (5,893)
                                                           -------    -------    -------

FINANCING
  Common stock issued                                          851        447        288
  Purchase of treasury stock                                (1,314)        --       (576)
  Dividends paid                                            (1,828)    (1,807)    (1,802)
  Long-term debt issued                                      4,637      3,934      2,407
  Long-term debt and preferred securities retired           (1,931)    (1,988)    (2,417)
  Increase (decrease) in short-term obligations,
      excluding current maturities                           1,521       (978)     2,015
  Other - net                                                  (37)       (74)       (40)
                                                           -------    -------    -------

    Net cash from (used in) financing                        1,899       (466)      (125)
                                                           -------    -------    -------

Increase (decrease) in cash and cash equivalents               469        (84)       146

Cash and cash equivalents:
  Beginning of year                                            467        551        405
                                                           -------    -------    -------

  End of year                                              $   936    $   467    $   551
                                                           =======    =======    =======

CASH PAID DURING THE YEAR FOR
  Interest                                                 $ 1,381    $ 1,321    $ 1,282
  Income taxes                                                 645        854      1,057

See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

                                                                      Accumulated
                                            Additional   Retained        Other      Guaranteed
                                 Common      Paid-in     Earnings    Comprehensive     ESOP       Treasury
                                  Stock      Capital     (Deficit)        Loss      Obligations     Stock      Total
                                ---------   ----------   ---------   -------------  -----------   ---------- ---------
                                                                (Dollars in Millions)
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1996            $    49     $ 7,416      $ 1,370     $  (168)       $  (575)     $   (756)  $  7,336

Net income                                                  2,794                                               2,794
Dividends declared                                         (1,800)                                             (1,800)
Common shares issued - employee
    plans (3,341,606 shares)                     146                                                              146
Treasury shares distributed -
    employe plans (3,279,387
    shares)                                                                                            142        142
Purchase of treasury stock
    (11,719,200 shares)                                                                               (536)      (536)
Other                                             (2)           8         (75)            25                      (44)
                                 -------     -------      -------     -------        -------      --------   --------
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1997                 49       7,560        2,372        (243)          (550)       (1,150)     8,038

Net income                                                  2,172                                               2,172
Dividends declared                                         (1,811)                                             (1,811)
Common shares issued - employee
    plans (7,121,891 shares)           1         320                                                              321
Treasury shares distributed -
    employe plans (2,875,700
    shares)                                                                                            126        126
Other                                              4            7        (132)            41                      (80)
                                 -------     -------      -------     -------        -------      --------   --------
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1998                 50       7,884        2,740        (375)          (509)       (1,024)     8,766

Net income                                                  4,033                                               4,033
Dividends declared                                         (1,828)                                             (1,828)
Common shares issued - employee
    plans (10,825,506 shares)                    540                                                              540
Treasury shares distributed -
    employee plans (6,320,331
    shares)                                                                                            311        311
Purchase of treasury stock
    (17,734,800 shares)                                                                             (1,314)    (1,314)
Tax benefit from exercise of
    stock options and other                      256            8          (1)            56                      319
                                 -------     -------      -------     -------        -------      --------   --------
SHAREHOLDERS' EQUITY,
    DECEMBER 31, 1999            $    50     $ 8,680      $ 4,953     $  (376)       $  (453)     $ (2,027)  $ 10,827
                                 =======     =======      =======     =======        =======      ========   ========

Consolidated Statements of Comprehensive Income


                                                                              Years Ended December 31,
                                                                           -----------------------------
                                                                             1999      1998       1997
                                                                           --------  --------   --------
                                                                               (Dollars in Millions)
Net income                                                                  $ 4,033   $ 2,172   $ 2,794
                                                                            -------   -------   -------

Other comprehensive income (loss):
    Foreign currency translation adjustments                                     27      (144)      (90)
    Unrealized gains (losses) on securities, net of taxes
         of $(13), $6 and $8                                                    (28)       12        15
                                                                            -------   -------   -------
    Other comprehensive loss                                                     (1)     (132)      (75)
                                                                            -------   -------   -------
Comprehensive income                                                        $ 4,032   $ 2,040   $ 2,719
                                                                            =======   =======   =======

See Notes to Consolidated Financial Statements.

GTE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Corporation and subsidiaries ("GTE" or "the Company") is one of the world's largest telecommunications companies with an array of products and services that is among the broadest in the industry. GTE's National and International Operations serve approximately 35 million telephone access lines through subsidiaries in the United States, Canada and the Dominican Republic, and through affiliates in Canada, Puerto Rico and Venezuela. GTE is a leading wireless operator in the United States, with more than 7.1 million wireless customers and the opportunity to serve 72.5 million potential wireless customers. Outside the fifty states, GTE operates wireless networks serving approximately 6.7 million customers with 34.8 million potential wireless customers through subsidiaries in Argentina, Canada and the Dominican Republic, and affiliates in Canada, Puerto Rico, Taiwan and Venezuela. GTE also participates in a venture which operates a paging network in China. GTE provides internetworking services ranging from dial-up Internet access for residential and small-business consumers to Web-based applications for Fortune 500 companies and has in place a 17,000 mile nationwide OC-192 fiber-optic network. GTE is also a leader in directories and telecommunications-based information services and systems. For further information concerning our business, see Note 15.

BASIS OF PRESENTATION

GTE prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements of GTE include the accounts of all majority-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in 20% to 50%-owned companies and less than 20%-owned cellular partnerships over which the Company exercises significant influence are accounted for on the equity basis (see Note 5). Other investments of less than 20% are accounted for on the cost basis.

Reclassifications of prior-year data have been made, where appropriate or as otherwise disclosed in these notes, to conform to the 1999 presentation.

REVENUE RECOGNITION

Revenues are recognized when services are rendered or products are delivered to customers. Long-term contracts are accounted for using the percentage-of-completion method, with revenues recognized in the proportion that costs incurred bear to the estimated total costs at completion. Expected losses on such contracts, if any, are charged to income currently.

DEPRECIATION AND AMORTIZATION

Property, plant and equipment of all GTE subsidiaries is depreciated on a straight-line basis over the following estimated useful asset lives:

       Average lives (in years)
       ------------------------
       Buildings                                         20 - 40
       Inside communications plant                        5 - 10
       Outside communications plant                       8 - 40
       Furniture, vehicles and other equipment            3 - 10

GTE's telephone operating subsidiaries depreciate assets using the remaining life methodology. This method depreciates the net investment in telephone plant less anticipated net salvage value over remaining useful asset lives and requires the periodic review and revision of depreciation rates.

When depreciable plant of the telephone subsidiaries is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant. When depreciable telephone plant is retired outside the normal course of business, for example if a local exchange is sold, any resulting gain or loss is included in operating income.

When depreciable assets of other subsidiaries are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts and any resulting gain or loss is included in operating income.

Franchises, goodwill and certain other intangibles are generally amortized on a straight-line basis over the periods to be benefited or 40 years, whichever is less. Certain acquired customer bases are amortized in a manner consistent with historical attrition patterns. Amortization expense for consolidated subsidiaries was $175 million, $131 million and $96 million in 1999-97, respectively. Accumulated amortization was $957 million and $819 million at December 31, 1999 and 1998, respectively. Goodwill resulting from investments in unconsolidated subsidiaries is amortized on a straight-line basis over the periods to be benefited or 40 years, whichever is less.

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

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each reporting period. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

EARNINGS PER COMMON SHARE

All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings per Share" (see Note 14).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

FINANCIAL INSTRUMENTS

GTE uses a variety of financial instruments to hedge its exposure to fluctuations in interest rates, foreign exchange rates and in compensation expense related to GTE's common stock price appreciation. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense. Gains or losses on foreign exchange contracts are recognized based on changes in exchange rates, as are offsetting foreign exchange gains or losses on the foreign currency obligations being hedged. Gains or losses on long-term call options on GTE's common stock, which hedge GTE's exposure to compensation expense related to stock-based compensation, are recognized based on fluctuations in the market price of GTE's common stock. Gains or losses recognized on call options offset compensation expense in GTE's consolidated statements of income.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

SOFTWARE

Software costs are recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which became effective in January 1999. GTE capitalizes costs associated with externally acquired software (including right-to-use fees) for internal use. Project costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and the post-implementation stage are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized software is generally amortized on a straight-line basis over its useful life, not to exceed five years for non-network software or three years for network software.

Prior to the adoption of SOP 98-1 in 1999, GTE classified software as either network-related or non-network related. For network-related software, initial operating systems software was capitalized and amortized over the life of the related hardware. All other network-related software, including right-to-use fees, was expensed as incurred.

The net book value of capitalized software at December 31, was as follows:

                                                            1999       1998
                                                          --------   --------
                                                          (Dollars in Millions)
              Network                                       $203      $  --
              Non-network                                    565        301
                                                            ----      -----

                 Total net book value                       $768      $ 301
                                                            ====      =====

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101.

2.  STRATEGIC REPOSITIONING - NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems, GTE Airfone and approximately 1.6 million non-strategic domestic access lines. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion. Given the decision to sell, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $325 million and $100 million in 1999 and 1998, respectively.

On June 22, 1999, GTE entered into an agreement with General Dynamics Corporation to sell three of the four divisions of GTE Government Systems Corporation, which closed on September 1, 1999. On November 4, 1999, GTE entered into an agreement with DynCorp to sell the remaining major division, which closed on December 10, 1999. (See Note 3.) The net assets of GTE Government Systems were classified as "Net assets held for sale" in the consolidated balance sheets at December 31, 1998. Revenues for 1999, up to the date of the sale, from GTE Government Systems were $1.1 billion. In 1998 and 1997, revenues were $1.4 billion and $1.3 billion, respectively.

On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. (Oak Hill) to sell GTE Airfone. The agreement was terminated on October 19, 1999 when GTE and Oak Hill were unable to agree on final terms. GTE will continue to pursue the sale of GTE Airfone. Accordingly, GTE Airfone's net assets are classified as "Net assets held for sale" in the consolidated balance sheets at December 31, 1999 and 1998. Revenues from GTE Airfone were $138 million, $157 million and $136 million for 1999-1997, respectively.

During 1999, the Company entered definitive agreements to sell all of the domestic switched access lines held for sale. These access lines are located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. All sales are contingent upon final agreements and regulatory approvals, and are expected to close in 2000. Based on the signing of definitive agreements, the net property, plant and equipment of $1.7 billion related to these access lines has been reclassified as "Net assets held for sale" in the consolidated balance sheets as of December 31, 1999. The net book value of these access lines is reflected in "Property, plant and equipment, net" in the consolidated balance sheets at December 31, 1998 (see
Note 11). The Company will continue to operate all of these assets until sold. The 1.6 million access lines represent approximately 8% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 4% to 1999 and 1998 consolidated revenues and 5% to 1997 consolidated revenues.

The components of the net assets held for sale at December 31 are as follows:

                                     1999(a)    1998(b)
                                    --------   --------
                                    (Dollars in Millions)
Current assets                      $   24      $  524
Property, plant and equipment, net   1,871         282
Other noncurrent assets                 10         122
Current liabilities                    (40)       (413)
Noncurrent liabilities                 (63)       (241)
                                    ------      ------

       Net assets held for sale     $1,802      $  274
                                    ======      ======

(a) Represents GTE Airfone and approximately 1.6 million non-strategic access lines, as described above.

(b)      Represents GTE Government Systems and GTE Airfone, as described above.

3.  SPECIAL ITEMS

1999 SPECIAL ITEMS

During 1999, the Company recorded a net pretax gain of $1.1 billion ($651 million after-tax, or $0.66 per diluted share), which included the following:

o During the first quarter of 1999, the Company recorded a pretax gain of $513 million associated with the merger of BC TELECOM and TELUS, as described in Note 5. The after-tax impact of this gain is $308 million, or $.31 per diluted share.

o During the first quarter of 1999, the Company also recorded a special charge of $192 million ($119 million after-tax, or $.12 per diluted share) associated with employee separation programs. The charge included separation and related benefits such as outplacement and benefit continuation costs for approximately 3,000 employees. The programs were completed in early April 1999, as planned, consistent with the original cost estimates.

o During the third quarter of 1999, the Company recorded special items of $705 million ($416 million after-tax, or $.42 per diluted share). Included in the special items was a pretax gain of $754 million on the sale of substantially all of GTE Government Systems on September 1, 1999 to General Dynamics Corporation for $1.03 billion in cash. The after-tax impact of this gain was $445 million, or $.45 per diluted share. Also included was a special charge of $49 million ($29 million after-tax, or $.03 per diluted share) primarily related to the impairment of assets associated with the Company's decision to exit certain small, non-core business activities.

o During the fourth quarter of 1999, the Company recorded a net pretax gain of $90 million, primarily associated with the sale of the remaining major division of GTE Government Systems to DynCorp, partially offset by a special charge taken to exit certain small non-strategic businesses. The after-tax impact of this net gain is $46 million, or $.05 per diluted share.

1998 SPECIAL ITEMS

During the first quarter of 1998, the Company committed to a plan to sell or exit various business activities and reduce costs through employee reductions and related actions. As a result of these actions, during the first quarter of 1998, the Company recorded pretax charges of $755 million, $482 million after-tax, or $.50 per diluted share, for the year. The strategic actions to which the 1998 special charges relate were completed as planned consistent with the original cost estimates. The plan included the proposed sale of GTE Government Systems Corporation, GTE Airfone Incorporated and approximately 1.6 million non-strategic domestic access lines located in 13 states. The status of these transactions as of December 31, 1999 is discussed in Note 2.

The following table summarizes the special charges by major category and by business unit affected (Dollars in Millions).

Major Category:                                    Business Unit:
    Asset impairments                  $ 483           National Operations
    Exit costs                            34              Network Services                 $171
    Employee related and other actions                    Wireless Products and Services     91
       Severance                          77              Other National Operations         397
       Other                              30           International Operations              38
    Other actions                        131           Corporate and other (a)               58
                                       -----                                               ----

       Total                           $ 755           Total                               $755
                                       =====                                               ====

(a) The $58 million included in "Corporate and other" relates to severance and related costs associated with the closing of several administrative facilities, including the Company's corporate headquarters and worldwide training facility in Connecticut.

         Asset impairments and exit costs

Based on the decision to sell, the Company recorded a pretax charge of $200 million to reduce the carrying value of GTE Airfone's assets to estimated net sales proceeds. No charge was recorded for GTE Government Systems or the access lines to be sold because their estimated fair values were in excess of their carrying values.

During the first quarter of 1998, the Company also committed to a plan to exit a number of other non-strategic business activities. As a result, the Company recorded a pretax charge of $156 million to reduce the carrying value of affected assets to expected net salvage value and to recognize costs resulting from the exit plan. The major components of the charge included:

o the write-off of network equipment and supplies for discontinued wireless products and services ($81 million);

o the shutdown of business units developing interactive video products and services and excess printing facilities ($42 million); and

o    the write-off of impaired assets in Latin America ($33 million).

After completing the review of its operations, the Company also decided to scale back the deployment of the hybrid fiber coax (HFC) video networks that it had built in certain test markets. Although the Company is obligated to, and will continue to, use the existing HFC networks to provide video service in these markets, technological innovations have created alternative ways for the Company to deliver video and high-speed data services in the future at a significantly lower cost. Due to the significant change in the scale of the HFC networks and the effect on future revenues and expenses, the Company recorded a pretax charge for impairment of approximately $161 million based on estimated future cash flows. GTE continues to evaluate its long-term strategic options associated with its video business.

         Employee related and other actions

During the first quarter of 1998, the Company also decided to consolidate facilities and centralize or eliminate a variety of employee functions and, as a result, recorded a $107 million pretax charge. During the second half of 1998, the Company closed several administrative facilities, including its corporate headquarters in Connecticut and approximately 140 domestic retail stores and other locations operated by its National Operations. The cost of these actions is composed primarily of employee severance, outplacement and benefit continuation costs for approximately 1,700 employees and other costs to exit locations no longer used by the Company.

The Company also recorded a pretax charge of approximately $131 million related to nonrecurring federal and state regulatory rulings affecting its Network Services unit. Approximately two-thirds of this charge relates to nonrecurring access rate refunds applied by the Federal Communications Commission (FCC) retroactively in 1997.

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

5.  INVESTMENTS IN UNCONSOLIDATED COMPANIES

GTE's investments in companies accounted for on the equity basis at December 31, were as follows:

                           1999       1998
                         --------   --------
                          (Dollars in Millions)
CANTV                     $1,880     $1,751
TELUS                      1,175         --
Puerto Rico                  380         --
Other investments            497        459
                          ------     ------
   Total                  $3,932     $2,210
                          ======     ======

Compania Anonima Nacional Telefonos de Venezuela (CANTV) is the primary provider of local telephone service and national and international long-distance service in Venezuela. CANTV also provides wireless, Internet-access and directory advertising services. On December 22, 1998, GTE increased its ownership interest in CANTV from 25.9% to 26.4%. At December 31, 1999 and 1998, GTE's investment in CANTV included unamortized goodwill of $740 million and $765 million, respectively.

At December 31, 1998, GTE had a 50.8% ownership interest in BC TELECOM Inc. (BC TELECOM), a full-service telecommunications provider in the province of British Columbia, Canada. On January 31, 1999, BC TELECOM and TELUS Corporation merged to form a public company called BCT.TELUS Communications Inc. (TELUS). GTE's ownership interest in the merged company, TELUS, is approximately 26.7% and, as such, during the first quarter of 1999, the Company changed the accounting for its investment from full consolidation to the equity method. In 1998, GTE's consolidated results include the following amounts related to BC TELECOM: revenues of $2.2 billion, operating income of $589 million, total assets of $2.6 billion, including $1.7 billion of net property, plant and equipment, and long-term debt of $686 million. At December 31, 1999, GTE's investment in TELUS included unamortized goodwill of $432 million.

In March 1999, GTE completed its 40% investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI), which provides local, wireless, long-distance, paging, and Internet-access services. At December 31, 1999, GTE's investment in TELPRI included unamortized goodwill of $222 million.

Other investments represent cellular partnerships in the U.S. and other international investments.

6.  SHAREHOLDERS' EQUITY

The authorized common stock of GTE at December 31, 1999, consisted of two billion shares with a par value of $.05 per share.

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments of $(380) million, $(407) million and $(263) million at December 31, 1999-97, respectively (see Note 1); and cumulative unrealized gains on investments in securities of $4 million, $32 million and $20 million at December 31, 1999-97, respectively.

In August 1999, GTE announced the initiation of a share repurchase program to offset shares issued under the Company's employee-benefit and dividend-reinvestment programs. Under the program, the Company repurchased approximately 17.7 million shares of its common stock valued at $1.3 billion in 1999, and completed the program with the purchase of an additional 8.4 million shares valued at approximately $600 million through February 2000. Additionally, the Company repurchased 11.7 million shares of its common stock valued at $536 million in 1997.

7.  STOCK OPTION PLANS

GTE maintains broad-based stock option plans that cover substantially all employees. Prior to 1997, options were granted separately or in conjunction with stock appreciation rights (SARs). Beginning in 1997, the granting of SARs was discontinued. In 1997, shareholders approved the GTE Corporation 1997 Long-Term Incentive Plan (the LTIP). Each option granted under the LTIP conveys the right to purchase, at fair market value on the date of the grant, shares of GTE common stock. Generally, options have a term of ten years and become vested over a period not to exceed seven years. Through December 31, 1999, options have been granted to purchase 55 million shares. In addition, 19.4 million options have been granted under predecessor plans.

The following table summarizes stock option activity during each of the last three years (number of options in thousands):

                                                                  Stock    Average
                                                                 Options    Price
                                                                 --------  -------

       Balance, December 31, 1996                                 25,914   $ 37.36

          Options granted                                         22,208     45.28
          Options exercised                                       (3,951)    33.58
          Options cancelled or forfeited                          (1,046)    40.31
                                                                 --------  -------

       Balance, December 31, 1997                                 43,125     41.71

          Options granted                                         14,703     53.97
          Options exercised                                       (8,672)    39.34
          Options cancelled or forfeited                          (2,461)    44.78
                                                                 --------  -------

       Balance, December 31, 1998                                 46,695     45.85

          Options granted                                         27,379     66.53
          Options exercised                                      (13,737)    44.58
          Options cancelled or forfeited                          (1,710)    58.62
                                                                 --------  -------

       Balance, December 31, 1999                                 58,627   $ 55.44
                                                                 ========  =======

At December 31, 1999, 33.6 million options were exercisable.

GTE also maintains the Equity Participation Program (EPP). Under the EPP, a portion of certain executives' cash bonuses under the LTIP and Executive Incentive Plan (EIP) must be deferred and held in restricted stock units (RSUs) for a minimum of three years, and then will be payable in GTE common stock. EPP participants may also irrevocably elect to voluntarily defer an additional percentage of their LTIP and EIP cash bonuses into RSUs, provided that their mandatory and voluntary deferrals do not exceed 25% of the LTIP and EIP awards. GTE will provide a matching contribution in RSUs in the amount of one unit for every four units deferred by the participant. These matching RSUs were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the RSUs for a minimum of three years.

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

                                                 1999             1998             1997
                                             --------------  ---------------   -------------
                                             (Dollars in Millions, Except Per-Share Amounts)
         Net Income
             As reported                        $4,033            $2,172            $2,794
             Proforma                            3,921             2,113             2,769
         Diluted Earnings Per Share
             As reported                        $ 4.12            $ 2.24            $ 2.90
             Proforma                             4.01              2.18              2.88

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for those options granted in 1999-97: expected volatility of 19%, expected maturities of seven years, risk-free interest rates equal to the yield on seven-year U.S. Treasury notes on the grant date and expected dividend yield of approximately 3%.


8.  MINORITY INTERESTS

Minority interests in equity of subsidiaries as of December 31 was as follows:

                                                                              1999      1998
                                                                           ---------  ----------
                                                                           (Dollars in Millions)
Minority interests in consolidated subsidiaries:
    BC TELECOM (50.8% GTE ownership in 1998)                                $    --    $   550
    Cellular partnerships                                                       422        139
    CTI Holdings, S.A. (58.0% GTE ownership in 1999)                             99         --
    Quebec Telephone (50.2% and 50.1% GTE ownership, respectively)               76         85
    Other                                                                        35         20
Preferred securities issued by subsidiaries                                     634      1,190
                                                                            -------    -------

    Total minority interests in equity of subsidiaries                      $ 1,266    $ 1,984
                                                                            =======    =======

In January 1999, BC TELECOM and TELUS Corporation merged to form a public company called BCT.TELUS Communications Inc. (TELUS). GTE's ownership interest in the merged company, TELUS, is approximately 26.7% and, as such, during the first quarter of 1999, the Company changed the accounting for its investment from full consolidation to the equity method (see Note 5).

Cellular partnerships for 1999 include $286 million related to the October 1999 acquisition of several wireless properties from Ameritech Corporation, of which a 7% interest is owned by a minority shareholder. These properties which were purchased for approximately $3.25 billion are located in St. Louis, Chicago and Central Illinois and include approximately 1.7 million subscribers. As a result of this acquisition, the Company recorded goodwill and customer base of approximately $2.85 billion. The Company is in the process of completing an appraisal of the properties acquired to determine the final values of the separate components of tangible and intangible assets. Such an appraisal could result in a change in the allocation of the purchase price.

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

At December 31, 1999 and 1998, preferred securities of subsidiaries include $511 million of Series B, 8.75% Monthly Income Preferred Securities maturing in 2025. These securities, issued by GTE Delaware, a limited partnership holding solely GTE junior subordinated debentures, were redeemed in March 2000 at a price of $25 per share. In 1998, preferred securities issued by subsidiaries also included $489 million of Series A, 9.25% Monthly Income Preferred Securities issued by GTE Delaware, maturing in 2024. In October 1999, GTE redeemed the Series A preferred securities at an option price of $25 per share.

9.  DEBT

Long-term debt as of December 31, was as follows:

                                                                                      1999        1998
                                                                                    --------    ---------
                                                                                    (Dollars in Millions)
GTE Corporation:
    Debentures, maturing 2000 through 2028, average rates 6.9% and 7.9%             $  9,337    $  5,300
    Guaranteed ESOP obligations, maturing 2001 through 2005, average rate 9.7%           453         555
    Other borrowings, maturing 2000 through 2010, average rate 6.9%                      804         805
                                                                                    --------    --------

                                                                                      10,594       6,660
Telephone Subsidiaries:
    First mortgage bonds, debentures and notes, maturing through 2031,
       average rates 6.9% and 7.1%                                                     7,292       8,347

Other Subsidiaries:
    Debentures and notes, maturing through 2012, average rates 8.8% and 10.1%          1,117       1,340

Commercial paper expected to be refinanced on a long-term basis,
    average rate 4.5% for 1998                                                            --         217
                                                                                    --------    --------

  Total principal amount                                                              19,003      16,564

Unamortized premium and (discount) - net                                                 (59)        (59)
                                                                                    --------    --------
  Total                                                                               18,944      16,505

Less:  Current maturities                                                              4,987       1,087
                                                                                    --------    --------

  Total long-term debt                                                              $ 13,957    $ 15,418
                                                                                    ========    ========


Estimated payments of long-term debt during the next five years are: $5.0 billion in 2000; $1.3 billion in 2001; $784 million in 2002; $713 million in 2003 and $1.1 billion in 2004.

In May 1999, the Company issued $300 million of Floating Rate Debentures, due May 2000; $1.1 billion of Floating Rate Debentures, due June 2000; and $200 million of 5.399% Debentures, also due June 2000. In June 1999, the Company issued $1.4 billion of Floating Rate Debentures, due June 2000. In December 1999, the Company issued $975 million of Floating Rate Debentures, due December 2000 and $400 million of Floating Rate Debentures, due January 2001. The net proceeds of all 1999 issuances were applied to repay short-term borrowings, investments in and advances to subsidiaries to finance their operations, including acquisitions, and for general corporate purposes.

In January 1999, GTE California, a subsidiary of GTE, issued $225.0 million of 5.50% Series G Debentures, due 2009. Net proceeds were applied toward the repayment of other short-term borrowings incurred to finance GTE California's construction program and for general corporate purposes.

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

Total short-term obligations as of December 31 were as follows:

                                                   1999        1998
                                                 --------     ------
                                                 (Dollars in Millions)
Commercial paper - average rates 6.1% and 5.4%     $4,415     $3,056
Notes payable - average rates 7.3% and 3.7%           206          5
Current maturities of long-term debt                4,987      1,087
                                                   ------     ------

  Total short-term obligations                     $9,608     $4,148
                                                   ======     ======

At December 31, 1999, GTE had lines of credit totaling $6.0 billion available to provide backup to its commercial paper program. No amounts had been drawn against these lines of credit at December 31, 1999.


10.  FINANCIAL INSTRUMENTS

As of December 31, 1999 and 1998, GTE had entered into interest rate swap agreements primarily to convert floating rate long-term and short-term debt to fixed rates. Additionally, GTE had entered into forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on planned long-term debt issuances expected to be completed within the next 12 months. GTE used forward foreign exchange contracts to offset foreign exchange gains or losses on the foreign currency obligations being hedged and used long-term call options on GTE common stock to hedge exposure to compensation expense related to outstanding stock-equivalent units associated with deferred compensation plans.

As of December 31, 1999 and 1998, GTE had the following financial instruments in effect (Dollars in Millions):


                                                Notional    Expiration   Weighted-Average
                                                 Amount        Dates         Pay Rate
                                               ----------   -----------  ----------------

Interest rate swaps:
    Pay fixed
       1999                                    $   351        2000-2002        6.5%
       1998                                        648        1999-2008        6.3%
    Pay floating
       1999                                    $   200             2000
       1998                                        124        1999-2001

Forward interest rate swap agreements:
    1999                                       $    --               --
    1998                                           100             1999        6.2%

Forward foreign exchange contracts:
    1999                                       $   440        2000-2004
    1998                                           409             2004

Call options on GTE common stock:
    1999                                       $    99        2000-2006
    1998                                           315        1999-2006


GTE has entered into domestic interest rate swaps and forward interest rate swap agreements, where GTE primarily pays fixed rates, as indicated in the previous table, and receives floating rates, primarily based on three-month LIBOR. At December 31, 1999 and 1998, the three-month LIBOR was 6.0% and 5.1%, respectively.

GTE's Canadian telephone affiliate has entered into interest rate swaps, where GTE pays floating rates, primarily Banker's Acceptance rates, and receives fixed Canadian Dollar treasury rates. At December 31, 1998, the Banker's Acceptance rate was 5.1%. In 1999, GTE no longer consolidates this Canadian telephone affiliate (see Note 5).

Gains and losses recognized upon the expiration or settlement of forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated long-term debt issuance as a decrease or increase to interest expense. For 1998, the net loss that is being amortized over future periods was $85 million.

Gains and losses on long-term call options on GTE's common stock, which hedge GTE's exposure to compensation expense related to stock-based compensation, are recognized based on fluctuations in the market price of GTE's common stock. Gains and losses recognized on call options offset compensation expense in GTE's consolidated statements of income.

The risk associated with these financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest and exchange rates as well as the market price of GTE's common stock. GTE carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of other financial instruments included in the consolidated balance sheets, other than long-term debt, closely approximate their carrying value. As of December 31, 1999, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model, was lower than its carrying value by approximately $510 million. As of December 31, 1998, the estimated fair value of long-term debt exceeded its carrying value by approximately $1.5 billion.


11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 was as follows:

                                                       1999        1998
                                                    ----------- ----------
                                                    (Dollars in Millions)
Land                                                $      349  $     349
Buildings                                                4,451      4,397
Plant and equipment                                     46,340     51,489
Work in progress and other                               3,263      3,454
                                                    ----------- ----------

  Total                                                 54,403     59,689
Accumulated depreciation                               (31,170)   (34,823)
                                                    ----------- ----------

  Total property, plant and equipment - net         $   23,233  $  24,866
                                                    =========== ==========


At December 31, 1998, total property, plant and equipment - net included approximately $1.6 billion of access lines and related equipment held for sale. This represents gross assets of $4.4 billion less accumulated depreciation of $2.8 billion. Based on the signing of definitive agreements in 1999, the net book value of the access lines and related equipment has been reclassified to "Net assets held for sale" in the consolidated balance sheets at December 31, 1999 (see Note 2).


12.  EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

GTE sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for most of its employees. Substantially all GTE employees are covered under defined benefit pension plans and postretirement health care and life insurance plans. Pension plans are generally noncontributory. Postretirement health care plans are generally contributory and include a limit on GTE's share of the cost for recent and future retirees. All of the following information is presented in accordance with the revised disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets for the years ended December 31, and a statement of funded status as of December 31:

                                                        Pension Benefits     Other Postretirement Benefits
                                                      --------------------   -----------------------------
                                                        1999        1998          1999       1998
                                                      --------    --------       -------    -------
                                                                     (Dollars in Millions)
BENEFIT OBLIGATION at January 1                       $  8,789    $  8,649       $ 3,701    $ 4,104
    Service cost                                           281         293            38         44
    Interest cost                                          586         651           209        234
    Plan amendments                                        161          10            --        (34)
    Actuarial (gain) loss                                 (674)        527          (860)      (272)
    Divestitures                                          (538)         --            (2)        --
    Benefits paid                                         (310)       (792)         (234)      (230)
    Settlements, curtailments and terminations, net       (774)        (66)           25         (2)
    Assets held for sale                                    --        (435)           --       (175)
    Other                                                   37         (48)           21         32
                                                      --------    --------       -------    -------

Benefit obligation at December 31                     $  7,558    $  8,789       $ 2,898    $ 3,701
                                                      ========    ========       =======    =======


                                                        Pension Benefits     Other Postretirement Benefits
                                                      --------------------   -----------------------------
                                                        1999        1998          1999       1998
                                                      --------    --------       -------    -------
                                                                     (Dollars in Millions)
FAIR VALUE OF PLAN ASSETS at January 1                $ 17,949    $ 16,934       $   556    $   524
    Actual return on plan assets                         2,915       2,511            40         83
    Divestitures                                          (683)         --            --         --
    Company contributions                                   82          45           199        217
    Benefits paid                                         (310)       (792)         (235)      (230)
    Settlements                                         (1,359)        (63)           --         --
    Assets held for sale                                    --        (626)           --        (71)
    Other                                                   45         (60)           19         33
                                                      --------    --------       -------    -------

Fair value of plan assets at December 31              $ 18,639    $ 17,949       $   579    $   556
                                                      ========    ========       =======    =======


FUNDED STATUS as of December 31                       $ 11,081    $  9,160       $(2,319)   $(3,145)
    Unrecognized transition asset                         (152)       (244)           --         --
    Unrecognized prior service cost (benefit)              368         241          (543)      (626)
    Unrecognized gain                                   (5,630)     (4,626)         (655)       (50)
                                                      --------    --------       -------    -------

Net amount recognized                                 $  5,667    $  4,531       $(3,517)   $(3,821)
                                                      ========    ========       =======    =======


The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

                                                        Pension Benefits     Other Postretirement Benefits
                                                      --------------------   -----------------------------
                                                        1999        1998          1999       1998
                                                      --------    --------       -------    -------
                                                                     (Dollars in Millions)
Prepaid pension costs                                  $ 6,073    $  4,927       $    --    $    --
Accrued benefit liability                                 (406)       (396)       (3,517)    (3,821)
                                                      --------    --------       -------    -------

Net amount recognized                                  $ 5,667    $  4,531       $(3,517)   $(3,821)
                                                      ========    ========       =======    =======

The following table provides the components of net periodic benefit cost for the years ended December 31:


                                         Pension Benefits          Other Postretirement Benefits
                                   -----------------------------   -----------------------------
                                     1999       1998       1997        1999     1998     1997
                                   -------    -------    -------      -----    -----    -----
                                                     (Dollars in Millions)
Service cost                       $   281    $   293    $   259      $  38    $  44    $  43
Interest cost                          586        651        618        209      234      240
Expected return on plan assets      (1,326)    (1,307)    (1,193)       (42)     (39)     (32)
Amortization of:
    Transition asset                   (68)       (76)       (89)        --       --       --
    Prior service cost (benefit)        24         26          9        (74)     (79)     (75)
    Net gain                           (65)       (60)       (42)       (17)      (9)      (4)
Settlements, curtailments and
    terminations, net                 (511)       (16)      (205)        (8)      (2)      --
                                   -------    -------    -------      -----    -----    -----

Net periodic benefit cost          $(1,079)   $  (489)   $  (643)     $ 106    $ 149    $ 172
                                   =======    =======    =======      =====    =====    =====


Included in the net periodic benefit cost reported in the above table are one-time costs for special termination benefits provided under voluntary and involuntary separation programs of $148 million (included in the first quarter 1999 special charge, as described in Note 3), $19 million and $64 million in 1999-97, respectively. Curtailment and settlement gains or losses related to these programs, divestitures occurring during the period and benefit obligations settled through the purchase of annuities for certain retiree pensions are also reflected in the above table. Additionally, in 1999 the Company's lump-sum pension distributions surpassed the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost requiring settlement gain or loss recognition for all cash settlements for the year.

The weighted-average assumptions used in measuring the Company's benefit obligations as of December 31 are as follows:

                                             Pension Benefits     Other Postretirement Benefits
                                        -----------------------   -----------------------------
                                           1999         1998         1999              1998
                                        ------------  ---------   -----------       -----------
Discount rate                               8.00%         7.00%       8.00%           7.00%
Rate of compensation increase               5.50%         4.75%         --              --


The expected return on pension plan assets for 1999 and 1998 was 9.00%. The expected return on other postretirement benefits plan assets for 1999 and 1998 was 8.00%.

The assumed health care cost trend rate is 6.50% in 2000 and is assumed to decrease gradually to an ultimate rate of 5.50% in the year 2004. A one percentage point change in the assumed health care cost trend rate would have the following effects on the Company's other postretirement benefits:

                                                                          1% Increase  1% Decrease
                                                                          -----------  -----------
                                                                            (Dollars in Millions)
Effect on 1999 service and interest costs                                 $      19    $    (16)
Effect on postretirement benefit obligation as of December 31, 1999             206        (176)


SAVINGS AND STOCK OWNERSHIP PLANS

GTE sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, GTE provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $77 million, $95 million and $76 million in 1999-97, respectively.

GTE also maintains an Employee Stock Ownership Plan (ESOP). In 1989, the ESOP borrowed $700 million to acquire, at market value, 24.6 million shares of GTE common stock, which will be used to meet GTE's contributions to certain employee savings plans through the year 2004. The unpaid balance of the loan, which has been guaranteed by GTE, is included in the accompanying consolidated balance sheets as long-term debt and short-term obligations with a similar reduction in shareholders' equity. The debt service payments, including interest, made by the ESOP in 1999-97 totaled $105 million, $100 million and $96 million, respectively. These payments were funded by $50 million, $47 million and $49 million of dividends accumulated on the GTE stock held by the ESOP, with the balance from cash contributions by GTE.


13.  INCOME TAXES

The income tax provision (benefit) before extraordinary charges is as follows:

                                                                 1999      1998     1997
                                                                -------   -------  -------
                                                                  (Dollars in Millions)
Current:
  Federal                                                       $  927    $  612   $  725
  Foreign                                                           52       293      256
  State and local                                                   95       177      187
                                                                ------    ------   ------
                                                                 1,074     1,082    1,168
                                                                ------    ------   ------
Deferred:
  Federal                                                          947       451      451
  Foreign                                                          148       (14)     (26)
  State and local                                                  143        56       65
                                                                ------    ------   ------
                                                                 1,238       493      490
                                                                ------    ------   ------

Amortization of deferred investment tax credits                    (21)      (22)     (34)
                                                                ------    ------   ------

    Total provision                                             $2,291    $1,553   $1,624
                                                                ======    ======   ======


The amortization of deferred investment tax credits relates to the amortization of investment tax credits previously deferred by GTE's telephone subsidiaries.

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the consolidated statements of income is as follows:

                                                                 1999      1998     1997
                                                                -------   -------  -------
                                                                  (Dollars in Millions)
Amounts computed at statutory rates                             $2,224    $1,416   $1,546
State and local income taxes, net of federal benefit               155       151      164
Minority interests and preferred stock dividends                     7        54       44
Amortization of investment tax credits                             (21)      (22)     (34)
Other differences - net                                            (74)      (46)     (96)
                                                                ------    ------   ------

    Total provision                                             $2,291    $1,553   $1,624
                                                                ======    ======   ======


The tax effects of temporary differences that give rise to the deferred income tax (benefits) and deferred income tax liabilities at December 31 are as follows:

                                                                                   1999       1998
                                                                                  ---------  --------
                                                                                 (Dollars in Millions)
Depreciation and amortization                                                     $  2,369   $  1,625
Employee benefit obligations                                                        (1,734)    (1,810)
Prepaid pension costs                                                                2,174      1,688
Other - net                                                                            303        278
                                                                                  --------   --------

    Net deferred tax liability                                                    $  3,112   $  1,781
                                                                                  ========   ========

Deferred income taxes were not provided on undistributed earnings of foreign subsidiaries of approximately $1.3 billion at December 31, 1999, as such earnings are expected to be permanently reinvested.


14.  EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The number of shares included in diluted earnings per common share for the potential issuance of common shares was 6.6 million in 1999, 5.2 million in 1998, and 4.3 million in 1997. Certain outstanding options to purchase common shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, including approximately 200,000 shares during 1999, 1.0 million shares during 1998, and 8.5 million shares during 1997.


15.  SEGMENT REPORTING

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

The three major product segments (reportable segments) within National Operations are Network Services, Wireless Products and Services, and Internetworking.

Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long-distance carriers to complete calls to or from locations outside of GTE's operating areas. Network Services also provides complex voice and data services, billing and collection, operator assistance, inventory management services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas. The intersegment revenues at Network Services primarily represent local telephone services provided at market rates to GTE's national sales and marketing organization, which markets bundled telecommunication services, and sales of inventory management services to other GTE companies.

Wireless Products and Services provides wireless communications services (both voice and data) within licensed areas in the U.S., sells wireless telephones and accessories and provides support services to other wireless telephone companies.

The Internetworking segment offers a wide range of advanced data and Internet-related services, including dedicated and dial-up access to the Internet and a variety of value-added Internet services such as managed network security, Web-server hosting, application development and systems integration services. GTE's Internetworking segment was created in 1997 after the acquisition of BBN Corporation.

The Company's National Operations also include GTE Technology and Systems, GTE Communications Corporation, GTE Directories Corporation and GTE Airfone. GTE Technology and Systems was primarily composed of GTE Government Systems, a provider of communications and intelligence systems to the military and federal government. (See Note 2 for information related to the sale of GTE Government Systems in late 1999.) GTE Communications provides nationwide long-distance service, video services in selected markets and bundled telecommunications services through its national sales and marketing organization. GTE Directories publishes telephone directories for which it receives advertising revenue and develops and markets on-line advertising and information services for consumers and advertisers on the Internet. A portion of the advertising revenue for directories published in Network Services' operating areas is recognized as revenue by Network Services (approximately 60%) and a portion is recognized as revenue by GTE Directories (approximately 40%). GTE Airfone provides aircraft-passenger telecommunications services.

GTE's International Operations (the fourth reportable segment) provide telecommunications services in Argentina, Canada, the Dominican Republic and the Northern Mariana Islands and operate directory advertising companies in Europe and Central America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include full-service telecommunications companies in Canada, Puerto Rico and Venezuela, a paging network in China and a nationwide digital-cellular network in Taiwan.

Accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Operating income includes profit on sales to affiliates. The related intersegment eliminations for National Operations are included in Other National Operations.

The Company's reported segment results were affected by special items (see Note
3), changes in the method of accounting for certain international investments due to changes in ownership (see Notes 5 and 8) and the sale of the Government Systems business in 1999 (see Note 2). The amount of the special items applicable to each business segment is included in operating income in the following tables.

                                           1999        1998        1997
                                         --------    --------    --------
                                               (Dollars in Millions)
NATIONAL OPERATIONS:
    NETWORK SERVICES
       Revenues and sales
          Local services                 $  5,976    $  5,814    $  5,530
          Network access services           5,511       5,316       4,896
          Toll services                       655         859       1,251
          Directory services and other      3,432       3,259       2,847
                                         --------    --------    --------

              Total revenues               15,574      15,248      14,524

                 Intersegment revenues       (473)       (305)       (220)
                                         --------    --------    --------

              Total external revenues    $ 15,101    $ 14,943    $ 14,304
                                         ========    ========    ========

       Operating income (a)              $  5,701    $  4,817    $  4,726
       Special charges (b)                    113         171          --
       Depreciation and amortization        2,564       2,591       2,605
       Capital expenditures                 2,843       3,362       3,245
       Total assets                        24,862      23,287      22,883

    WIRELESS PRODUCTS AND SERVICES
       Revenues and sales
          Service revenues               $  3,276    $  2,687    $  2,549
          Equipment sales and other           469         383         373
                                         --------    --------    --------

              Total revenues (c)         $  3,745    $  3,070    $  2,922
                                         ========    ========    ========

       Operating income (a)              $    537    $    647    $    437
       Special charges (b)                     24          91          --
       Depreciation and amortization          515         435         428
       Capital expenditures                   549         461         396
       Total assets                         9,514       5,783       5,889

                                                  1999       1998       1997
                                                 -------    -------    -------
                                                     (Dollars in Millions)
    INTERNETWORKING (d)
       Revenues and sales
          Internetworking revenues               $ 1,036    $   579    $   185
          Intersegment revenues                      (69)       (36)       (11)
                                                 -------    -------    -------

              Total external revenues            $   967    $   543    $   174
                                                 =======    =======    =======

       Operating loss                            $  (552)   $  (485)   $  (339)
       Depreciation and amortization                 191        117         86
       Capital expenditures                          746        567        322
       Total assets                                2,651      1,925      1,237

    OTHER NATIONAL OPERATIONS (d)
       Revenues and sales
          GTE Communications                     $ 1,513    $ 1,063    $   630
          GTE Technology and Systems (e)           1,063      1,423      1,271
          Other, including eliminations              685        856        840
                                                 -------    -------    -------

              Total revenues                     $ 3,261    $ 3,342    $ 2,741
                                                 =======    =======    =======

       Operating income (loss) (a)               $   504    $  (479)   $   (51)
       Special items (b)                            (768)       397         --
       Depreciation and amortization                 232        207        252
       Capital expenditures                          355        507        481
       Total assets                                2,827      2,672      1,918

INTERNATIONAL OPERATIONS:  (f)
       Revenues and sales
          Local services                         $   368    $ 1,219    $ 1,076
          Toll services                              291        907        883
          Wireless services                          548        422        265
          Directory services and other               647        786        678
                                                 -------    -------    -------

              Total revenues                     $ 1,854    $ 3,334    $ 2,902
                                                 =======    =======    =======

       Operating income (a)                      $   910    $   834    $   726
       Special items (b)                            (513)        38         --
       Depreciation and amortization                 245        459        523
       Equity income                                 324        110         85
       Capital expenditures                          380        657        648
       Investments in unconsolidated companies     3,491      1,820      1,932

       Revenues by country
          Dominican Republic                     $   652    $   564    $   488
          Argentina                                  480        126         --
          Canada                                     410      2,415      2,262
          Other                                      312        229        152
                                                 -------    -------    -------

              Total revenues                     $ 1,854    $ 3,334    $ 2,902
                                                 =======    =======    =======

       Assets by country
          Venezuela                              $ 1,837    $ 1,727    $ 1,622
          Canada                                   1,560      2,979      3,847
          Argentina                                1,604      1,129        217
          Dominican Republic                       1,016        907        825
          Other                                      927        543        366
                                                 -------    -------    -------

              Total assets                       $ 6,944    $ 7,285    $ 6,877
                                                 =======    =======    =======

                                                  1999       1998       1997
                                                 -------    -------    -------
                                                     (Dollars in Millions)
CONSOLIDATED REVENUES                           $ 25,336    $25,473   $23,260
CONSOLIDATED OPERATING INCOME (a)                  7,336      5,336     5,611
TOTAL SPECIAL ITEMS (b)                           (1,116)       755        --
CONSOLIDATED ASSETS                               50,832     43,615    42,142


(a)  Includes special items in 1999 and 1998, as indicated.

(b)  See Note 3 for a description of 1999 and 1998 special items.

(c) In 1999, in conjunction with the rollout of "one rate" wireless pricing structures that eliminate separate roaming and long-distance fees, the Company changed its reporting to present customer roaming revenues and expenses on a gross basis. Prior year amounts are presented on a net basis in operating expenses. The impact of this change in the manner of reporting was an increase in revenues and operating expenses of $264 million in 1999.

(d) BBN Technologies, a business which provides research and contracting services for government entities, previously reported as a component of Internetworking in 1998 and 1997, is now included with Other National Operations. Prior period amounts have been reclassified to conform to the 1999 presentation.

(e) In late 1999, the Company sold its GTE Government Systems business. For additional information see Note 2.

(f) See Notes 5 and 8 for a description of changes in accounting for international investments and the resulting impact on the financial statements.


16.  COMMITMENTS AND CONTINGENCIES

GTE has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $436 million, $464 million and $399 million in 1999-97, respectively. Minimum rental commitments under noncancelable leases are $255 million, $218 million, $164 million, $131 million and $107 million for the years 2000-2004, respectively, and aggregate $629 million thereafter.

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

17.  ADDITIONAL INCOME STATEMENT INFORMATION

The table below provides additional financial information related to GTE's consolidated income statements:

                           Years Ended December 31,
                         -----------------------------
                          1999       1998       1997
                         -------    -------    -------
                            (Dollars in Millions)
Interest expense         $ 1,402    $ 1,397    $ 1,283
Interest capitalized         (49)       (27)       (48)
Interest income              (76)      (117)       (90)
                         -------    -------    -------

  Total Interest - net   $ 1,277    $ 1,253    $ 1,145
                         =======    =======    =======


Minority interests       $   122    $   290    $   245
Preferred dividends            6          8         12
Other (income) expense         9        (20)         8
                         -------    -------    -------

  Total Other - net      $   137    $   278    $   265
                         =======    =======    =======


18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's reported results were affected by one-time items (see Notes 3 and 4), changes in the method of accounting for certain international investments due to changes in ownership (see Notes 5 and 8) and the sale of the Government Systems business in 1999 (see Note 2).

                                                          1st Qtr (a)   2nd Qtr  3rd Qtr (b)  4th Qtr (c)
                                                          ----------- ---------  -----------  -----------
                                                          (Dollars in Millions, Except Per-Share Amounts)
1999
Revenues and sales                                        $   5,879   $   6,288   $   6,428   $   6,741
Operating income                                              1,682       1,461       2,378       1,815
Income before extraordinary charges                             912         776       1,368       1,007
Net income                                                      882         776       1,368       1,007

Earnings per common share before extraordinary charges:
    Basic                                                 $     .94   $     .80   $    1.40   $    1.04
    Diluted                                               $     .93   $     .79   $    1.39   $    1.03

Dividends declared                                        $     .47   $     .47   $     .47   $     .47

Stock market price:
    High                                                  $   69.75   $   76.13   $   78.50   $   78.13
    Low                                                       57.00       59.50       68.13       67.31

                                                          1st Qtr (d)   2nd Qtr     3rd Qtr     4th Qtr
                                                          -----------  ---------   ---------   ---------
                                                          (Dollars in Millions, Except Per-Share Amounts)
1998
Revenues and sales                                        $   5,885    $   6,277   $   6,480   $   6,831
Operating income                                                592        1,432       1,650       1,662
Income before extraordinary charges                             142          673         822         855
Net income (loss)                                              (178)         673         822         855

Earnings per common share before extraordinary charges:
    Basic                                                 $     .15    $     .70   $     .85   $     .89
    Diluted                                               $     .15    $     .69   $     .85   $     .88

Dividends declared                                        $     .47    $     .47   $     .47   $     .47

Stock market price:
    High                                                  $   60.50    $   64.38   $   58.69   $   71.81
    Low                                                       47.94        55.25       46.75       53.94

(a) In the first quarter of 1999, the Company recorded a net pretax gain of $321 million ($189 million after-tax), and after-tax extraordinary charges of $30 million. (See Notes 3 and 4).

(b) In the third quarter of 1999, the Company recorded a net pretax gain of $705 million ($416 million after-tax). (See Note 3).

(c) In the fourth quarter of 1999, the Company recorded a net pretax gain of $90 million ($46 million after-tax). (See Note 3).

(d) In the first quarter of 1998, the Company recorded pretax special charges of $755 million ($482 million after-tax) and after-tax extraordinary charges of $320 million. (See Notes 3 and 4).


19.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including FCC approval and receipt of opinions that the merger will be tax-free.

The unaudited pro forma financial statements that follow are for GTE and Bell Atlantic for the year ended December 31, 1999 in connection with the proposed merger. Both companies have provided unaudited pro forma combined condensed financial statements of income for the years ended December 31, 1998, 1997 and 1996 and a pro forma combined condensed balance sheet at December 31, 1998 in a joint proxy statement and prospectus filed with the Securities and Exchange Commission dated April 13, 1999. Bell Atlantic has supplied all information contained in this Form 10-K relating to Bell Atlantic and GTE has supplied all information relating to GTE.

The following unaudited pro forma combined condensed financial statements are presented assuming that the merger of GTE and Bell Atlantic will be accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes. These unaudited pro forma financial statements have been prepared from, and should be read in conjunction with, the historical consolidated financial statements and accompanying notes of GTE and Bell Atlantic, which are included in this Form 10-K and Bell Atlantic's Form 10-K, respectively, for the year ended December 31, 1999. The unaudited pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of the combined company.

The following unaudited pro forma financial data was prepared by adding or combining the historical amounts of each company and adjusting the combined amounts for significant differences in accounting methods used by each company. These adjustments are described in the accompanying notes to the financial statements. The unaudited pro forma combined balance sheet was prepared by combining the balance sheets of GTE and Bell Atlantic at December 31, 1999, giving effect to the merger as if it had occurred on December 31, 1999. The unaudited pro forma combined condensed statement of income gives effect to the merger as if it had occurred at the beginning of the earliest period presented. The terms of the merger specify that each share of GTE common stock will be converted into the right to receive 1.22 shares of combined company common stock. This exchange ratio was used in computing certain of the pro forma adjustments and in computing share and per share amounts in the accompanying unaudited pro forma financial information.


                PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                      For the Year Ended December 31, 1999

                                                                Historical      Historical       Pro Forma      Pro Forma
(Dollars in Millions, Except Per-Share Amounts) (Unaudited)    Bell Atlantic       GTE          Adjustments     Combined
----------------------------------------------------           -------------    ----------      -----------     --------

Operating revenues                                               $33,174         $ 25,336       $  --           $ 58,510
Operating expenses                                                24,679           18,000         (36) (3d)       42,643
                                                                 -------         --------       -----           --------
Operating income                                                   8,495            7,336          36             15,867

Income from unconsolidated businesses                                143              432                            575
Other income and (expense), net                                       54              (61)                            (7)
Interest expense                                                   1,263            1,353                          2,616
Mark-to-market adjustment for exchangeable notes                    (664)              --                           (664)
Provision for income taxes                                         2,557            2,291          14 (3e)         4,862
                                                                 -------         --------       -----           --------

INCOME FROM CONTINUING OPERATIONS                                $ 4,208         $  4,063       $  22           $  8,293
                                                                 =======         ========       =====           ========

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations per common share               $  2.72         $   4.18       $               $   3.03
                                                                 -------         --------       -----           --------
Weighted-average shares outstanding (in millions)                  1,553              972         214 (3c)         2,739
                                                                 -------         --------       -----           --------

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations per common share               $  2.66         $   4.15       $               $   2.99
                                                                 -------         --------       -----           --------
Weighted-average shares - diluted (in millions)                    1,583              979         215 (3c)         2,777
                                                                 -------         --------       -----           --------


             See accompanying Notes to Unaudited Pro Forma Combined
                        Condensed Financial Statements.

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                December 31, 1999

                                                      Historical      Historical       Pro Forma            Pro Forma
      (Dollars in Millions) (Unaudited)              Bell Atlantic       GTE          Adjustments           Combined
--------------------------------------------------   -------------    ----------      -----------           ---------
ASSETS
Current assets
   Cash and temporary cash investments                  $ 1,936        $  1,132         $                    $  3,068
   Receivables, net                                       7,025           5,058                                12,083
   Net assets held for sale                                  --           1,802                                 1,802
   Other current assets                                   1,635           1,451             (232) (3b)
                                                                                              65 (3e)           2,919
                                                        -------        --------         --------             --------
                                                         10,596           9,443             (167)              19,872
                                                        -------        --------         --------             --------

Plant, property and equipment, net                       39,299          23,233             (166) (3d)         62,366
Investments in unconsolidated businesses                  6,275           3,932                                10,207
Other assets                                              6,444          14,224                                20,668
                                                        -------        --------         --------             --------
Total assets                                            $62,614        $ 50,832         $   (333)            $113,113
                                                        =======        ========         ========             ========


LIABILITIES AND SHAREOWNERS' INVESTMENT
Current liabilities
   Debt maturing within one year                        $ 5,455        $  9,608         $                    $ 15,063
   Accounts payable and accrued liabilities               6,465           5,782                                12,247
   Other current liabilities                              1,547             945              143 (3b)           2,635
                                                        -------        --------         --------             --------
                                                         13,467          16,335              143               29,945
                                                        -------        --------         --------             --------
Long-term debt                                           18,463          13,957                                32,420
Employee benefit obligations                              9,326           4,418                                13,744
Deferred credits and other liabilities                    5,478           5,295              (63) (3e)         10,710

Shareowners' investment
   Common stock (2,756,484,606 shares issued)               158              50               68  (3a)            276
   Contributed capital                                   13,550           8,680           (2,095) (3a)         20,135
   Reinvested earnings                                    2,806           4,953             (310) (3b)
                                                                                            (103) (3d)          7,346
   Accumulated other comprehensive income (loss)            450            (376)                                   74
                                                        -------        --------         --------             --------
                                                         16,964          13,307           (2,440)              27,831
   Less common stock in treasury, at cost                   640           2,027           (2,027) (3a)            640
   Less deferred compensation - employee
     stock ownership plans                                  444             453                                   897
                                                        -------        --------         --------             --------
Total shareowners' investment                            15,880          10,827             (413)              26,294
                                                        -------        --------         --------             --------
Total liabilities and shareowners' investment           $62,614        $ 50,832         $   (333)            $113,113
                                                        =======        ========         ========             ========


             See accompanying Notes to Unaudited Pro Forma Combined
                        Condensed Financial Statements.

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

           Note 3 - Pro Forma Adjustments

           (a) A pro forma adjustment has been made to reflect the issuance of 1,180 million shares of combined company common stock in exchange for all outstanding shares of GTE common stock as per the exchange ratio stated in Note 2, above. The adjustment also reflects the cancellation of shares of GTE treasury stock, but does not reflect the impact of fractional shares.

           (b) A pro forma adjustment has been made to reflect direct incremental merger-related costs. Amounts anticipated to be incurred (approximately $143 million) have been shown as an increase to "Other current liabilities." Amounts incurred through December 31, 1999 by GTE and Bell Atlantic (approximately $232 million) have been shown as a reduction to "Other current assets." The after-tax cost of this anticipated charge (approximately $310 million) has been reflected as a reduction in "Reinvested earnings."

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of GTE Corporation:

We have audited the accompanying consolidated balance sheets of GTE Corporation (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, as set forth under Item 8 of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supporting schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Dallas, Texas                                               ARTHUR ANDERSEN LLP
January 27, 2000

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




Lawrence R. Whitman
Deputy Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The GTE Board of Directors is divided into three classes. Each class of directors is elected for a three-year term, as follows:

Class                         Expiration of Term
-----                         ------------------
Class I                       2002 GTE annual meeting; or when their successors are elected or qualified.
Class II                      2000 GTE annual meeting; or when their successors are elected or qualified.
Class III                     2001 GTE annual meeting; or when their successors are elected or qualified.

BIOGRAPHICAL INFORMATION OF DIRECTORS

The following provides information about the directors.


                                                       Principal Occupation and Other Information
   Director, Age and            ----------------------------------------------------------------------------------------
Year Elected a Director                                           Class I Directors
-----------------------         ----------------------------------------------------------------------------------------

EDWARD H. BUDD                  Retired Chairman of the Board of The Travelers Corporation.  From January 1994 to
66        1985                  September 1994, Mr. Budd was Chairman of Travelers Insurance Group, Inc.  Mr. Budd was
                                elected President and Chief Operating Officer of The Travelers Corporation in 1976,
                                Chief Executive Officer in 1981 and Chairman in 1982.  He is a Director of Delta Air
                                Lines, Inc. and a member of The Business Council.  He is Chairman of the Audit Committee
                                and a member of the Nominating Committee and the Executive Compensation and
                                Organizational Structure Committee of GTE.

JAMES L. KETELSEN               Retired Chairman of Tenneco Inc.  Mr. Ketelsen retired as Chairman of Tenneco Inc. in
69        1986                  1992.  He was elected Executive Vice President-Finance of Tenneco Inc. in 1972 and was
                                appointed Chairman and Chief Executive Officer in 1978.  He is a Director of J.P. Morgan
                                & Co. Incorporated and its principal subsidiary, Morgan Guaranty Trust Company of New
                                York, and of Sara Lee Corporation and a Trustee of Northwestern University.  Mr.
                                Ketelsen is Chairman of the Pension Trust Coordinating Committee and a member of the
                                Executive Compensation and Organizational Structure Committee and the Public Policy
                                Committee of GTE.

CHARLES R. LEE                  GTE Chairman and Chief Executive Officer. Mr. Lee joined GTE in 1983 as Senior
60        1989                  Vice President-Finance and in 1986 he was named Senior Vice President-Finance and Planning. He was elected President and Chief Operating Officer, effective
                                January 1, 1989, and became Chairman and Chief Executive Officer in 1992. Prior to joining GTE, he held various financial and management positions in the steel, transportation and entertainment industries. Mr. Lee is a Director of United
                                Technologies Corporation, USX Corporation and The Procter & Gamble Company. He
                                is a member of the Business Round Table, a Trustee Emeritus of the Board of
                                Trustees of Cornell University, a Trustee of the National Planning Association,
                                a member of the New American Realities Committee of the National Planning
                                Association, a member of The Conference Board and a Director of the Stamford
                                Hospital Foundation. Mr. Lee is a Personal Trustee of the GTE Foundation and a
                                member of the Strategic Issues, Planning and Technology Committee of GTE.

JOHN W. SNOW                    Chairman, President and Chief Executive Officer of CSX Corporation.  A Director of CSX
60        1998                  Corporation since 1985, Dr. Snow has held the title of President and CEO of this global transportation company since April 1989 and became Chairman in February 1991.  He also serves as a Director of Circuit City Stores, Inc.; Johnson & Johnson; and USX
                                Corporation.  He has served as Chairman of The Business Roundtable and is currently Vice
                                Chairman of the Business Council and Chairman of the Ron Brown Award for Corporate
                                Citizenship.  Prior to joining CSX, he held senior posts at the U.S. Department of
                                Transportation.  Dr. Snow is a graduate of the George Washington University Law School and the University of Virginia with a Ph.D. in Economics. Dr. Snow is a member of the Audit
                                Committee, the Pension Trust Coordinating Committee and the Public Policy Committee of GTE.


                                                       Principal Occupation and Other Information
   Director, Age and            ----------------------------------------------------------------------------------------
Year Elected a Director                                           Class II Directors
-----------------------         ----------------------------------------------------------------------------------------

JAMES R. BARKER                 Chairman of The Interlake Steamship Co. and Vice Chairman of Mormac Marine Group, Inc.
64        1976                  and the Moran Towing Company.  Mr. Barker is also a Director and a principal owner of
                                Meridian Aggregates, Inc., a producer of aggregate products for the construction and railroad industries.  Mr. Barker was formerly Chairman of the Board of Moore McCormack
                                Resources, Inc. and Chairman of that company's operating subsidiaries since April 1971.
                                He was also Chief Executive Officer of Moore McCormack Resources, Inc. from 1971 to
                                January 1987.  In 1969, Mr. Barker co-founded a management consulting firm, Temple,
                                Barker & Sloane, Inc., and served in the capacity of Executive Vice President.  He is a
                                Director of The Pittston Company and Eastern Enterprises and is a member of the Board of
                                Trustees of Stamford Hospital.  Mr. Barker is Chairman of the Nominating Committee and a
                                member of the Executive Compensation and Organizational Structure Committee and the
                                Strategic Issues, Planning and Technology Committee of GTE.

ROBERT F. DANIELL               Retired Chairman, United Technologies Corporation. Mr. Daniell was elected
66        1996                  Chairman, United Technologies Corporation, effective January 1, 1987 and retired in April 1997. He relinquished the offices of President and Chief Operating
                                Officer in February 1992 and the office of Chief Executive Officer in April
                                1994. Mr. Daniell was elected President and Chief Operating Officer in 1984 and named to the additional post of Chief Executive Officer, effective January 1,
                                1986. He was elected Senior Vice President--Defense Systems in 1983 and had
                                served as Vice President of United Technologies from 1982 to 1983 and President of Sikorsky Aircraft from 1981 to 1983. He is a Director of Shell Oil Co. Mr.
                                Daniell is a member of the Audit Committee, the Pension Trust Coordinating
                                Committee and the Public Policy Committee of GTE.

MICHAEL T. MASIN                GTE Vice Chairman of the Board and President-International.  Mr. Masin was elected Vice
55        1989                  Chairman in October 1993 and President-International in June 1995.  Prior to that, he was Managing Partner of the New York office of the law firm of O'Melveny & Myers and
                                Co-chair of the firm's International Practice Group.  Mr. Masin joined the firm in 1969 and became a partner in 1977.  He is a Director of Citigroup Inc., BCT.TELUS
                                Communications Inc., Compania Anonima Nacional Telefonos de Venezuela (CANTV) and
                                VenWorld.  Mr. Masin is a member of the Board of Trustees and Executive Committee of
                                Carnegie Hall, the Board of Directors and Executive Committee of the W. M. Keck
                                Foundation, the Board of Directors of the China America Society, the Dean's Advisory
                                Council of Dartmouth College, the Business Committee of the Board of Trustees of the
                                Museum of Modern Art, the Council on Foreign Relations, and a Personal Trustee of the
                                GTE Foundation.

ROBERT D. STOREY                Partner with the Cleveland law firm of Thompson, Hine & Flory LLP.  Mr. Storey
64        1985                  previously was a partner with the Cleveland law firm of McDonald, Hopkins, Burke & Haber
                                Co., L.P.A.  Mr. Storey joined its predecessor firm in 1967 and became a partner in
                                1971.  In 1964 he began his career as an attorney with The East Ohio Gas Company and in
                                1966 he became Assistant Director of The Legal Aid Society of Cleveland.  He is a
                                Director of The Procter & Gamble Company and The May Department Stores Company.  Mr.
                                Storey is a Trustee of Case Western Reserve University, the Kresge Foundation and the
                                George Gund Foundation and a former Trustee of Phillips Exeter Academy, Cleveland State
                                University and Overseer of Harvard University.  He is a member of the Audit Committee, the Nominating Committee and the Public Policy Committee of GTE.


                                                       Principal Occupation and Other Information
   Director, Age and            ----------------------------------------------------------------------------------------
Year Elected a Director                                           Class III Directors
-----------------------         ----------------------------------------------------------------------------------------

EDWIN L. ARTZT                  Retired Chairman of the Board and Chief Executive Officer of The Procter & Gamble
69        1984                  Company.  Mr. Artzt was Chairman of the Board and Chief Executive Officer from January
                                1990 until July 1995. Mr. Artz is Chairman of the Board and a Director of Spalding
                                Holdings Corporation and a Director of Delta Air Lines, Inc., American Express Company
                                and Evenflo Company, Inc. He is also a member of the Business Council.  He is Chairman of the Strategic Issues, Planning and Technology Committee, and a member of the
                                Nominating Committee and the Pension Trust Coordinating Committee of GTE.

SANDRA O. MOOSE                 Senior Vice President and Director, The Boston Consulting Group, Inc. Dr. Moose
58        1978                  is a Director of Rohm and Haas Company and twenty-seven investment companies sponsored by New England Funds, an Overseer of the Beth Israel Deaconess Medical
                                Center, a Trustee of the Boston Public Library Foundation, an Overseer of the
                                Museum of Fine Arts, a member of Visiting Committee of the Harvard School of
                                Public Health and a Director of the Harvard University Graduate School Alumni
                                Association. She is Chairperson of the Public Policy Committee and a member of the Audit Committee and the Strategic Issues, Planning and Technology Committee
                                of GTE.

RUSSELL E. PALMER               Chairman and Chief Executive Officer, The Palmer Group, a private investment firm.  Mr.
65        1984                  Palmer was formerly Dean, The Wharton School, University of Pennsylvania from 1983 until
                                June 1990.  Prior to that, he was Managing Director and Chief Executive Officer of
                                Touche Ross International (now Deloitte and Touche), a worldwide accounting firm.  Mr.
                                Palmer joined Touche Ross in 1956 and was elected Managing Director of Touche Ross
                                International in 1974.  Mr. Palmer is a Director of The May Department Stores Company,
                                Honeywell International Inc., Safeguard Scientifics, Inc. and Federal Home Loan Mortgage
                                Corporation.  He has been President of the Financial Accounting Foundation and a member of the Board of Directors of the American Institute of Certified Public Accountants.
                                Mr. Palmer is a former member of the Presidential Commission on Management Improvement
                                and serves on the boards of a number of charitable and civic organizations.  He is
                                Chairman of the Executive Compensation and Organizational Structure Committee and a
                                member of the Nominating Committee and the Strategic Issues, Planning and Technology
                                Committee of GTE.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of GTE as of December 31, 1999.

                                                                                               Date Assumed
       Name (1)                                 Title                            Age             Position
-------------------------   ------------------------------------------------- -----------   -------------------

Charles R. Lee              Chairman and Chief Executive Officer                  60             May 1992

Kent B. Foster              President                                             56             June 1995

Michael T. Masin            Vice Chairman and President - International           55             June 1995

James A. Attwood, Jr. (2)   Executive Vice President - Strategic Development      41             July 1998
                            and Planning

William P. Barr             Executive Vice President - Government and             49             June 1997
                            Regulatory Advocacy and General Counsel

J. Randall MacDonald        Executive Vice President - Human Resources and        51             June 1997
                            Administration

Daniel P. O'Brien           Executive Vice President - Finance and Chief          45             June 1998
                            Financial Officer

Mary Beth Bardin            Senior Vice President - Public Affairs and            45             January 1998
                            Communications

Paul R. Shuell              Vice President and Controller                         52             April 1998

Jan L. Deur                 Acting Vice President and Treasurer                   55             August 1998

-----------

(1) Prior to serving as executive officers of GTE, each of the officers named has been employed in high-level management positions by GTE or a GTE subsidiary for more than five years, with the exception of James A. Attwood, Jr.

(2) Mr. Attwood, was appointed Executive Vice President - Strategic Development and Planning in July 1998. He had previously served as Vice President -
    International Business Development. Mr. Attwood joined GTE in 1996 as Vice
    President - Corporate Planning and Development after more than ten years in the investment banking division of Goldman, Sachs & Co. in New York and Tokyo.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

Annual Compensation

During 1999, each non-employee member of GTE's Board of Directors participated in a compensation program that has both stock-based and cash-based components. By using stock-based compensation, the financial interests of GTE's non-employee directors are aligned with its shareholders. Employee members of GTE's Board of Directors are not paid for serving on the GTE Board of Directors or any of the board committees.

During 1999, the GTE Board of Directors granted each non-employee director 1,000 hypothetical shares of GTE common stock, which GTE refers to as deferred stock units, under the Deferred Stock Unit Plan for Non-Employee Members of the Board of Directors of GTE Corporation. The plan permits a non-employee director to receive distributions in shares of GTE common stock, as well as cash, as soon as the non-employee director ceases to be an officer or director of GTE. There are no voting rights attached to deferred stock units.

The deferred stock units are held in an account for the non-employee director. Deferred stock units increase or decrease in value based on the market value of an equivalent number of shares of GTE common stock. Each time a dividend is paid on GTE common stock, an equivalent amount is converted to deferred stock units and credited to the non-employee director's individual account based on the number of deferred stock units held as of the dividend date. These awards are not payable until the non-employee director terminates service as a director or officer of GTE.

With respect to the cash-based component, each non-employee GTE director also received an annual retainer in the amount of $60,000, and each non-employee director who chaired a committee of GTE's Board of Directors received an additional annual retainer of $2,500.

Deferred Compensation

Under the Deferred Compensation Plan for Non-Employee Members of the Board of Directors of GTE, any non-employee GTE director may elect annually to defer all or any part of the cash portion of the compensation and receive payments in the future. The plan permits a non-employee director to hold the deferred amount in deferred stock units or in an interest-bearing cash account, or both. The number of deferred stock units is determined by dividing the amount deferred for the calendar quarter by the average closing price of GTE common stock, as reported on the New York Stock Exchange Composite Transactions Tape, for the most recent 20 business-day period ending on or before the last day of the quarter. Deferred stock units change in value based on the value of an equivalent number of shares of GTE common stock. Each time a dividend is paid on GTE common stock, an equivalent amount is converted into deferred stock units and credited to the non-employee director's account based on the number of deferred stock units held as of the dividend date.

After the non-employee GTE director's service terminates, he or she may elect to receive the amounts deferred and held in deferred stock units under this plan in cash or shares of GTE common stock. If the amount deferred is held in a cash account, payments will be made in cash, and the non-employee director may elect to receive payments either before or after his or her service ends. After he or she leaves the GTE Board of Directors, a non-employee director may also elect to invest the balance of his or her plan account in a variety of investment options.

CHARITABLE AWARDS PROGRAM

Non-employee directors and designated senior executives of GTE, including the individuals named in the "Executive Compensation Tables - Summary Compensation Table" in this Item 11, participate in a charitable awards program. Under this program, GTE will donate an aggregate of $1,000,000 to as many as four tax-exempt educational institutions or public charities designated by the participant. The donations will be made in five equal annual installments after a participant's death. Generally, the donations will be made only if: (1) the participant dies while a director or a designated senior officer; or (2) the participant was either (a) a director who separated from service with GTE after completing five or more years of service as a director, or (b) a designated senior officer who separated from service after reaching age 65 and completing five or more years of service as an employee of GTE and who was not involuntarily separated from service for cause; or (3) a change in control occurs while the participant is a director or designated senior executive of GTE. The program is financed through the purchase of life insurance by GTE. Participants do not receive individual financial benefits from this program since all charitable deductions accrue solely to GTE.

EXECUTIVE COMPENSATION TABLES

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of GTE who were serving as executive officers on December 31, 1999 for services in all capacities to GTE and its subsidiaries. The table also includes information about one executive officer of GTE who retired prior to December 31, 1999.

                                                                                  Long Term Compensation
                                                                           ------------------------------------
                                           Annual Compensation                       Awards           Payouts
                                 ----------------------------------------- ------------------------- ----------
                                                                                         Securities
                                                                            Restricted   Underlying    LTIP       All Other
Name and Principal                 Salary                   Other Annual     Stock        Options/    Payouts    Compensation
Position(1)                Year    ($)(2)      Bonus($)(3) Compensation($)  Awards($)(4)   SARs(#)   ($)(3)(5)      ($)(6)
------------------------- ------ ----------    ----------- --------------- ------------- ----------- ----------  ------------

Charles R. Lee             1999   1,247,692     1,711,500       9,825         547,300       240,000   7,045,300      56,146
 Chairman and Chief        1998   1,098,846     1,424,300       2,202         169,813       221,100   1,292,700      49,448
 Executive Officer         1997   1,039,500     1,508,800      60,095         246,156       248,600   2,429,700      11,320


Kent B. Foster             1999     934,962     1,026,100      93,740         289,406       142,100   4,630,500      42,073
 President(7)              1998     897,942       963,800      23,278         119,519       130,900     948,500      40,407
                           1997     843,538     1,011,500      58,084         172,781       182,800   1,753,000      11,320


Michael T. Masin           1999     838,247       974,800      34,766         304,975       118,600   3,904,800      33,814
 Vice Chairman and         1998     779,855       918,900       3,403         107,894       109,300     807,400      33,981
 President--               1997     742,391       843,200      61,841         144,956       155,400   1,476,100       7,200
 International(8)

Thomas W. White            1999     475,834       394,100         152         149,838        75,000   2,397,400   7,437,313
 Senior Executive          1998     517,231       500,700          80          61,350        69,100     480,900      23,275
 Vice President-- Market   1997     503,591       533,700          --          84,756        91,700     822,400      11,320
 Operations, GTE Service
 Corporation(9)

William P. Barr            1999     514,615       490,500         339         155,419        66,400   1,996,200      23,158
 Executive Vice            1998     478,462       420,800          64          46,988        61,200     331,000      21,531
 President-- Government    1997     445,442       394,500          --       1,936,588       304,000     510,900      11,320
 and Regulatory Advocacy
 and General Counsel(10)

J. Randall MacDonald       1999     404,077       413,100       4,669         125,425        50,500   1,593,700      18,183
 Executive Vice            1998     374,385       354,200       1,141         734,138       139,500     295,700      16,847
 President-- Human         1997     348,423       329,500          --          50,913        62,200     485,100      10,613
 Resources and
 Administration(11)


----------

(1) All persons named in the table are officers of GTE except as otherwise noted.

(2) The data in the salary column of the table include fees received by certain executives for serving as directors of BC TELECOM Inc., a Canadian company in which GTE owned a 50.8% interest during 1997, 1998, and January of 1999. The data in this column also represents fees received by one executive for serving as director of BCT.TELUS Communications Inc., in which GTE owned a 26.7% interest, during the remainder of 1999. Mr. Masin's salary for 1999, 1998, and 1997, includes fees of $16,829, $18,215, and
     $17,182, respectively. Mr. White's salary for 1997 includes fees of $7,280. In 1999, Mr. Masin also received BCT.TELUS Communications Inc. deferred stock units valued at $32,725, which is included in this column. In 1998 Mr. Masin received BC TELECOM Inc. deferred stock units valued at $6,505. In 1997, Mr. Masin and Mr. White received BC TELECOM Inc. deferred stock units valued at $14,593 and $10,695, respectively, which are included in this column.

(3) The data in these columns represent the amounts received in 1999 by executive officers listed in this table under GTE's Executive Incentive Plan and Long-Term Incentive Plan. In connection with GTE's Equity Participation Program, a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE common stock. The number of restricted stock units received was calculated by dividing the deferred amount by the average closing price of GTE common stock on the New York Stock Exchange Composite Transactions Tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the New York Stock Exchange Composite Transactions Tape on the dividend declaration date. All matching restricted stock units granted under the GTE Equity Participation Program and the additional matching units attributable to dividend equivalents prior to the date GTE's shareholders approved the proposed merger with Bell Atlantic, became fully vested upon shareholder approval.

(4) The data in this column represent the dollar value of the matching restricted stock units based upon the average closing price described in footnote 3 above. Matching restricted stock units are received on the basis of one additional restricted stock unit for every four restricted stock units deferred through bonus deferrals described in footnote 3 above. The matching stock units were designed to increase focus on shareholder value and to compensate the executive for agreeing not to realize the economic value associated with deferred bonus amounts. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the New York Stock Exchange Composite Transactions Tape on the dividend declaration date. Messrs. Lee, Foster, Masin, White, Barr and MacDonald each hold a total of 8,099, 0, 62,276, 0, 14,489, and 22,248 restricted stock units, respectively, which had a dollar value of $571,452, $0, $4,394,166, $0, $1,022,375 and $1,569,794, respectively, based solely upon the closing price of GTE common stock on December 31, 1999.

(5) Under the terms of the GTE Long-Term Incentive Plan and the award agreements, awards for the 1997-1999 and 1998-2000 cycles became immediately non-forfeitable and payable when GTE shareholders approved the proposed GTE/Bell Atlantic merger. Each payment equaled the average of the performance percentage for the three award cycles that were completed before the date the proposed GTE/Bell Atlantic merger was approved. Projected dividends through the end of the award cycle were also included.

(6) The column "All Other Compensation" includes, for 1999, contributions by GTE and its related companies to the GTE Savings Plan of $7,200 for each of Messrs. Lee, Foster, Masin, Barr and MacDonald and $5,538 for Mr. White. This column also includes contributions by GTE and its subsidiaries to the GTE Executive Salary Deferral Plan of $48,946, $34,873, $26,614, $13,382, $15,958, and $10,983 for each of Messrs. Lee, Foster, Masin, White, Barr and MacDonald. The data in this column also represents payments made to Mr. White associated with his Executive Severance Agreement, ERLIP, Supplemental Executive Retirement Plan, Qualified Pension, Excess Pension and banked vacation in the amounts of $1,697,800, $590,744, $631,094, $203,299, $4,020,251, and $275,205, respectively.

(7) Mr. Foster was elected President in June 1995. He served as Vice Chairman and President - GTE Telephone Operations Group from October 1993 until June 1995. Mr. Foster retired from GTE on December 31, 1999.

(8) Mr. Masin joined GTE as Vice Chairman effective October 1993. He was also elected President - International in June 1995.

(9) Mr. White was elected Senior Executive Vice President - Market Operations of GTE Service Corporation in June 1997. He served as President - GTE Telephone Operations Group from July 1995 until June 1997, and before that as an Executive Vice President of GTE Telephone Operations Group from 1991. Mr. White retired from GTE on October 1, 1999.

(10) Mr. Barr was elected Executive Vice President - Government and Regulatory Advocacy and General Counsel in June 1997 and before that served as Senior Vice President and General Counsel from July 1994. Prior to joining GTE, he was a partner in the Washington, D.C. office of the law firm of Shaw, Pittman, Potts & Trowbridge since 1993. He served as Attorney General of the United States from 1991 to 1993.

(11) Mr. MacDonald was elected Executive Vice President - Human Resources and Administration in April 1995. He served as Vice President - Employee Relations and Organization Development from March 1989 until April 1995.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the executive officers named in the "Summary Compensation Table". The options were granted under GTE's Long-Term Incentive Plan. In addition, these stock option grants included a replacement stock option feature. The replacement stock option feature provides that, if an executive exercises a stock option granted in 1999 by delivering previously owned shares that are sufficient to pay the exercise price plus applicable tax withholdings, the executive will receive a one-time additional stock option grant. The number of shares represented by that option will be equal to the number of previously owned shares surrendered in this transaction. This replacement stock option will be granted with an exercise price equal to fair market value on the date of grant. No stock appreciation rights were granted to these executive officers of GTE in 1999. Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                                                                                      Potential Realizable Value at
                                                                                   Assumed Annual Rates of Stock Price
                                            Individual Grants                         Appreciation for Option Term
                          -----------------------------------------------------    ------------------------------------
                                          % of Total
                           Number of       Options/
                           Securities    SARs Granted    Exercise
                           Underlying    to Employees    or Base
                            Options/       in Fiscal     Price       Expiration
Name                      SARs Granted       Year         ($/Sh)       Date         0%         5%              10%
---------------------     -------------  ------------    ---------   ----------    ----    -----------     ------------
Charles R. Lee               240,000         .88%         65.0313     2/15/09      $ 0     $ 9,815,480     $ 24,874,355
Kent B. Foster               142,100         .52%         65.0313     2/15/09        0       5,811,582       14,727,691
Michael T. Masin             118,600         .43%         65.0313     2/15/09        0       4,850,483       12,292,077
Thomas W. White               75,000         .27%         65.0313     2/15/09        0       3,067,338        7,773,236
William P. Barr               66,400         .24%         65.0313     2/15/09        0       2,715,616        6,881,905
J. Randall MacDonald          50,500         .18%         65.0313     2/15/09        0       2,065,341        5,233,979


If the price of GTE common stock appreciates, the aggregate market value of GTE common stock held by the shareholders will also increase. For example, the aggregate market value of GTE common stock on February 15, 1999 was approximately $63.29 billion based upon the market price on that date. If the share price of GTE common stock increases by 5% per year, the aggregate market value on February 15, 2009 of the same number of shares would be approximately $103.09 billion. If the price of GTE common stock increases by 10% per year, the aggregate market value on February 15, 2009 would be approximately $164.16 billion.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the executive officers named in the "Summary Compensation Table" of GTE during 1999. The table sets forth the value of options and stock appreciation rights held by such officers at year-end measured in terms of the closing price of GTE common stock on December 31, 1999.

                                                      Number of Securities         Value of Unexercised
                                                     Underlying Unexercised      In-The-Money Options/SARs
                                                        Options/SARs at                      at
                                                           FY-End (#)                    FY-End ($)
                                                   --------------------------   ---------------------------
                          Shares      Value
                       Acquired on    Realized
        Name           Exercise (#)      ($)       Exercisable  Unexercisable   Exercisable   Unexercisable
--------------------   -------------  -----------  ------------ -------------   ------------  -------------
Charles R. Lee               60,600    2,566,046     1,537,300       240,000     46,136,910      1,305,048
Kent B. Foster               32,800    1,356,607     1,156,700             0     31,022,541              0
Michael T. Masin                  0            0       601,000       118,600     15,505,111        644,911
Thomas W. White                   0            0       362,801             0      7,410,808              0
William P. Barr             197,600    5,669,137       269,200        66,400      5,443,993        361,063
J. Randall MacDonald         82,400    2,739,238       219,600       134,200      5,022,448      1,305,159


              LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The GTE Long-Term Incentive Plan provides for awards to participating employees, including stock options, stock appreciation rights, performance bonuses and other stock-based awards. Stock options awarded under the plan to the executive officers named in the "Summary Compensation Table" are included in that table.

Senior executives of GTE, including the six executives named in the "Summary Compensation Table", are eligible to receive annual grants of performance bonuses under the GTE Long-Term Incentive Plan. These grants are earned during a performance cycle that is typically three years in duration. GTE's actual financial performance is compared to pre-established target levels for the following key measures: revenues growth, earnings per share growth, EBITDA growth, relative total shareholder return, and return on investment.

In establishing the targeted performance levels for the five key measures, the GTE Executive Compensation and Organizational Structure Committee considered GTE's past performance, the performance of its principal competitors, its strategic goals, and its plans for implementing those goals. The targets established by the committee with respect to these key measures are designed to facilitate implementing GTE's strategic plans and to improve GTE's performance relative to its peers.

At the time the targeted performance bonus levels for each cycle under the GTE Long-Term Incentive Plan were established, a common stock equivalent unit account was set up for each participant. Each equivalent unit account represents an initial dollar amount for each account, which is referred to as a target award, based on the competitive performance bonus grant practices of the market comparison group. The value of the account was increased or decreased based on the market price of GTE common stock. Each time a dividend was paid on GTE common stock, an amount equal to the dividend paid on an equivalent number of shares of GTE common stock was added to the account. This amount was then converted into a number of equivalent units, obtained by dividing the amount of the dividend by the average of the high and low prices of GTE common stock on the New York Stock Exchange Composite Transactions Tape on the dividend payment date. The resulting number of equivalent units was then credited to the account.

Under the performance criteria approved for the 1999-2002 cycle, the committee established the minimum level of performance, or threshold, for each of the key measures. If this threshold is not met for a particular key measure, no award is paid for that key measure. If performance for a key measure is at the threshold, participants receive a payment of 20% of the target award for that key measure. However, if GTE's performance for the total shareholder return key measure is at the threshold, a payment of 50% of the award is made. The committee determined that this key measure was critical to GTE's success and set an exceptionally demanding goal for total shareholder return. Accordingly, they determined that if the threshold were met, a 50% payment would be made with respect to total shareholder return. If GTE's performance meets the target for the key measure, participants will receive the full value associated with achieving that key measure. If GTE's performance exceeds the target, the award for that key measure will exceed 100% of the target award, based upon the formula explained below. The formula is applied separately for each key measure. The committee anticipates that performance bonus awards will be based in equal proportion on the attainment of the target established for each of the five key measures. The cumulative attainment level is called the "Guideline Performance Percentage." The value of the equivalent unit account is then adjusted by the Guideline Performance Percentage.



                                                                        Estimated Future Payouts
                         Number of         Performance or           Under Non-Stock Price-Based Plan
                       Shares, Units     Other Period Until   --------------------------------------------
                      or Other Rights       Maturation or       Threshold        Target
     Name                   (#)                 Payout         (# of Units)   (# of Units)     Maximum
--------------------  ---------------    -------------------   ------------  -------------  --------------
Charles R. Lee            35,400              3 Years             9,945          38,249
Kent B. Foster            21,000              3 Years             5,899          22,690
Michael T. Masin          17,500              3 Years             4,916          18,909
Thomas W. White            1,540              3 Years               433           1,664
William P. Barr            9,800              3 Years             2,753          10,589
J. Randall MacDonald       7,400              3 Years             2,079           7,996


GTE cannot predict future dividends. Accordingly, estimated equivalent unit accruals in the above table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE common stock at the close of business on December 31, 1999. The target award is the dollar amount derived by multiplying the equivalent unit balance credited to the participant at the end of the award cycle by the average closing price of GTE common stock, as reported on the New York Stock Exchange Composite Transactions Tape, during the last 20 business days of the award cycle.

The column headed "Maximum" has intentionally been left blank because it is not possible to determine the maximum number of equivalent units until the award cycle has been completed. Subject to the award limit discussed above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five key measures exceed the target levels. If GTE's actual results during the cycle for the five key measures exceed the respective target levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

  Performance Increment Above                            Added Percentage to
  Revenue Performance Target                               Combined Awards
----------------------------------------                 -------------------
Each 0.1% improvement in cumulative revenue growth               +2%


Thus, for example, if the revenue growth key measure exceeds its target level by
 .5% while the remaining four key measures are precisely at their respective target levels, then the performance bonus will equal 110% of the combined target award.

ADDITIONAL COMPENSATION FOR EXECUTIVE OFFICERS AS A RESULT OF THE MERGER

A number of executive officers of GTE, including some officers who are also directors, have employment agreements or retention incentives or are entitled to benefits under employee benefit plans as a result of the proposed merger with Bell Atlantic. Each of the employee-directors of GTE could receive significant compensation if the merger is completed.

GTE Employment Agreements

In recognition of the highly competitive environment in the telecommunications industry, the GTE Executive Compensation and Organizational Structure Committee of the Board of Directors recognizes that, from time to time, it is appropriate to enter into agreements with key members of management in order to ensure that GTE continues to retain the services of these individuals. Messrs. Lee, Foster, Masin, Barr, and MacDonald, will receive compensation and benefits defined below for the term of their agreements. If the executive's employment is terminated for reasons other than cause or he resigns for good reason, as defined in the employment agreement, he generally will receive the compensation and benefits provided for under the agreement as if he had not been terminated. Messrs. Lee, Foster, Masin and MacDonald have agreed not to engage in competitive activities for a specified period of time.

There will be no duplication between those benefits provided for by these agreements and those provided by the executive severance agreements described below.

Charles R. Lee

GTE has entered into an employment agreement with Mr. Lee, effective January 1, 1999, that generally provides that, assuming the merger is completed, he will continue to be employed through June 30, 2002, with a two-year consulting period to follow. He will become Co-Chief Executive Officer of the combined company on the date the merger becomes effective. He will also serve as Chairman of the Board of the combined company until June 30, 2004. If the merger does not occur before June 30, 2004, however, he will remain employed as Chairman and Chief Executive Officer of GTE through that date, and he and GTE will negotiate a mutually agreeable extension. Mr. Lee's employment agreement generally provides for:

         o    an annual base salary of at least $1,250,000;

         o short and long-term bonus opportunities that are, in total, at least at the same level as the total bonus opportunities available to him immediately before he entered into the agreement;

         o a special long-term performance incentive in a target amount of $10,000,000, adjusted upward or downward based on the investment performance and growth in GTE's average earnings per share and subject to a vesting schedule over the term of the agreement; and

         o an extra year of service for each year during the term of the agreement for purposes of determining pension and certain other post-retirement benefits.

In the event of a qualifying termination, as described under "GTE Executive Severance Agreements", Mr. Lee will receive benefits under his executive severance agreement and:

         o    the long-term performance incentive;

         o his pensionable compensation will be based on his base amount (as defined in his executive severance agreement) if that increases the amount of his pension; and

         o instead of the extra service credit provided for by his executive severance agreement, two-for-one service credit as if he had been employed through June 30, 2004.


If Mr. Lee is terminated for cause or resigns without good reason:

         o    all salary and benefits will cease;

         o    he will forfeit all unvested compensation; and

         o    he will not receive a consulting fee.


If Mr. Lee's employment is terminated due to death or disability:

         o    his salary and other compensation and benefits will cease;

         o he will receive two-for-one pension credit only for those years he actually worked during the term of the employment agreement; and

         o the long-term performance incentive will become payable in full immediately.

During the consulting period described above, Mr. Lee will be an independent contractor and will no longer be entitled to the benefits generally provided to GTE employees. He will be paid a consulting fee of $250,000 per month and will be provided office space and support at GTE's expense.

Kent B. Foster And Michael T. Masin

GTE entered into employment agreements with Mr. Foster and Mr. Masin, effective October 1, 1998 through September 30, 2002. Each employment agreement generally provides for:

         o a guaranteed minimum base salary of not less than $899,000 for Mr. Foster and $756,000 for Mr. Masin;

         o short and long-term bonus opportunities and stock options which are generally provided to other executives at the same salary level;

         o a special long-term retention incentive of $4,500,000 for Mr. Foster and $3,500,000 for Mr. Masin, adjusted upward or downward based on investment performance, with 60% vesting after three years and the remainder vesting after four years; and

         o credit for an extra year of service for each year during the term of the employment agreement for purposes of determining pension and other post-retirement benefits.

In the event of a qualifying termination, as described under "GTE Executive Severance Agreements", Mr. Foster and Mr. Masin will each receive benefits under his executive severance agreement and:

         o    the long-term retention incentive; and

         o instead of the two years of additional credit provided by his executive severance agreement, special pension and benefit credit provided for by his employment agreement.

If Mr. Foster or Mr. Masin is terminated for cause or resigns without good reason, all salary and benefits will cease, and he will forfeit all unvested compensation.

If Mr. Foster's or Mr. Masin's employment is terminated due to death or disability:

         o    his salary and other compensation and benefits will cease;

         o two-for-one pension credit will only apply to those years actually worked during the term of the employment agreement; and

         o the long-term retention incentive will become payable in full immediately.

In addition, Mr. Masin will be considered to be fully eligible for post-retirement benefits if he remains employed until September 30, 2002. Mr. Foster is already fully retirement eligible.

When GTE initially employed Mr. Masin, it agreed to preserve the pension benefits he would have received had he remained with his former employer. Upon retiring, he will receive a single life annuity of $200,000 per year. If Mr. Masin dies, his surviving spouse will be entitled to receive the same benefit he was receiving. This annuity will be provided in addition to the pension and other post-retirement benefits described above.

The agreements with Mr. Foster and Mr. Masin further provide that each will continue as a member of the GTE Board of Directors during the term of his agreement.

Mr. Foster separated from GTE effective December 31, 1999. Under the terms of his separation agreement, he received severance benefits as if he had incurred a qualifying termination. In addition, Mr. Foster received a special separation payment of $2,046,300, and he will be eligible for a prorated Performance Bonus (12/36ths) under the GTE Long-Term Incentive Plan for the 1999-2001 Award Cycle. Mr. Foster's separation arrangements are subject to certain non-competition and non-solicitation provisions and his execution of a Separation Agreement and General Release.

William P. Barr

GTE entered into an employment agreement with Mr. Barr, effective December 1, 1997 through November 30, 2002. His agreement generally provides for:

         o    a guaranteed minimum base salary of not less than $465,000;

         o short and long-term bonus opportunities and stock options which are generally provided to other executives at the same salary level;

         o a one-time grant of an option to purchase 228,000 shares of GTE common stock that vests one-third per year over three years;

         o a one-time grant of 34,564 restricted stock units that vests over a period of five years; and

         o credit for an extra year of service for each year of employment with GTE and retirement eligibility for purposes of determining pension and other post-retirement benefits.

If Mr. Barr dies or leaves GTE because he becomes disabled, or enters into service with the federal government or an educational organization approved by the GTE Board of Directors:

         o he will be entitled only to the pension service credit described above; and

         o he will also be entitled to certain other reduced benefits as described in his employment agreement, including immediate vesting of a portion of his unvested equity-based awards (such as stock options, restricted stock units and performance-bonus awards) and certain lump sum payments of base salary and incentive compensation under the Executive Incentive Plan and the Long-Term Incentive Plan.

J. Randall MacDonald

GTE entered into an employment agreement with Mr. MacDonald, effective June 4, 1998 through June 3, 2001. His agreement, which will automatically renew for two additional years unless he is notified of non-renewal by GTE, generally provides for:

         o    a guaranteed minimum base salary;

         o short and long-term bonus opportunities and stock options which are generally provided to other executives at the same salary level;

         o a one-time grant of 93,000 options to purchase shares of GTE common stock, subject to vesting based on either stock price performance or service;

         o a one-time grant of 11,687 restricted stock units, subject to the same vesting schedule; and

         o credit for an extra year of service for each year during the term of the employment agreement for purposes of determining his pension and other post-retirement benefits.

If Mr. MacDonald incurs a qualifying termination under his executive severance agreement, as described under "GTE Executive Severance Agreements", he will receive benefits under that executive severance agreement and:

         o the restricted stock units and stock options provided for under his employment agreement will immediately vest and become exercisable; and

         o    he will receive the special pension credit provided for above.

If Mr. MacDonald is terminated for cause or resigns without good reason, all salary and benefits will cease, and he will forfeit all unvested compensation.

If Mr. MacDonald's employment is terminated due to death or disability, his salary and other compensation and benefits will cease, and he will receive special pension credit for the years he actually worked under his agreement.

GTE Implementation and Retention Bonus Plan

On November 3, 1998, the GTE Executive Compensation and Organizational Structure Committee of the Board of Directors approved the Implementation and Retention Bonus Plan. This plan provides incentives to employees who are critical to completing the merger or necessary to ensure the continuity and effectiveness of GTE's businesses, and who are likely targets for competitive offers from other companies.

GTE has entered into agreements under the plan with each of its executive officers. Messrs. Lee, Foster, Masin, White, Barr and MacDonald will receive estimated cash payments equal to the following:


               Name                                          Implementation and Retention Bonus
------------------------------------------                   ----------------------------------
Charles R. Lee                                                           $4,237,800
Kent B. Foster                                                           $3,037,000
Michael T. Masin                                                         $2,912,500
Thomas W. White                                                          $1,686,700
William P. Barr                                                          $1,513,200
J. Randall MacDonald                                                     $1,382,700



Payment will be made in a lump-sum amount to these executive officers when the merger becomes effective.

GTE Executive Severance Agreements

In its desire to retain key executives, GTE previously entered into executive severance agreements with the executive officers named in the "Summary Compensation Table". These individuals include Messrs. Lee, Foster, Masin, White, Barr and MacDonald. These agreements provide benefits to be paid in the event of qualifying termination following a change in control of GTE. A change in control will occur if:

         o any person or group of persons acquires, other than from GTE or as described below, 20% (or under limited circumstances, a lower percentage, not less than 10%) of GTE's voting power;

         o three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the agreements) then serving as members of the GTE Board of Directors;

         o the members of the Incumbent Board no longer constitute a majority of the GTE Board of Directors, or

         o     GTE's shareholders approve:

               -        a merger, consolidation or reorganization involving GTE;

               -        a complete liquidation or dissolution of GTE; or

               - an agreement for the sale of other disposition of all or substantially all of the assets of GTE to any person other than a subsidiary of GTE.

An individual who initially became a director under an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected under this type of a settlement agreement is not considered a director who is elected or nominated by the Incumbent Board for purposes of determining whether a change in control has occurred. A change in control will not occur in:

         o     merger transactions in which

               o there is at least 50% GTE shareholder continuity in the surviving corporation,

               o at least a majority of the members of the board of directors of the surviving corporation consist of members of the GTE Board of Directors and

               o no person owns more than 20% (or under limited circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction; and

          o transactions in which GTE's securities are acquired directly from GTE.

Any executive who is terminated for reasons other than cause or who resigns for good reason, both of which are defined under the executive severance agreements, will generally receive:

         o payment of two times the sum of the executive's base salary and annual bonus;

         o     eligibility for early retirement benefits;

         o     pension credits for the period covered by the severance payment;

         o     medical and life insurance coverage for up to two years;

         o     GTE retiree medical and life insurance; and

         o     financial and outplacement counseling.

The executive severance agreements provide that there will be no duplication of benefits with the employment agreements described above. Some of the executive severance agreements (including the executive severance agreements with Messrs. Lee, Foster, Masin, Barr and MacDonald) also provide for an additional payment to compensate the executive for any excise tax that may be imposed by the Internal Revenue Service.

The executive severance agreements will continue in effect until GTE or a successor company has satisfied its obligations under those agreements. If an executive were severed from GTE through a qualifying termination on June 30, 2000, the table below shows amounts Messrs. Lee, Masin, Barr and MacDonald would likely receive.


                                                     Base Salary          Annual Bonus         Special Enhanced Pension
              Name                                     Benefits              Benefits                   Benefits
------------------------------------------         ------------------    ------------------    ---------------------------
Charles R. Lee                                      $2,500,000           $3,544,200            $5,888,934
Michael T. Masin                                    $1,742,000           $2,506,333            $4,328,028
William P. Barr                                     $1,300,167           $1,241,200            $3,209,321
J. Randall MacDonald                                $  902,000           $1,053,950            $2,889,125

Mr. White retired from GTE on October 1, 1999 and received severance payments as described in the "Summary Compensation Table." Mr. Foster retired from GTE on December 31, 1999 and received severance payments as described under "GTE Employment Agreements."

The column "Special Enhanced Pension Benefits" lists the dollar value of incremental pension benefits each executive officer would receive if his employment were terminated for reasons other than cause or if he resigns for good reason. The value of the executive's benefits already accrued through GTE's qualified and non-qualified pension plans are excluded.

If Messrs. Lee or Masin are terminated for reasons other than cause or resign for good reason, the executive will receive his full special long-term performance or long-term retention incentives (described under "GTE Employment Agreements"). These amounts are not included in this table. Also, the special enhanced pension benefit for Mr. Masin does not include the single life annuity of $200,000 per year described previously in the "GTE Employment Agreements" section.

Under his employment agreement, Mr. Barr will receive base pay and bonus for
2.42 years. This value is incorporated in the figures shown for Mr. Barr. In addition to the amounts shown for Mr. Barr in the table, he will receive an additional payment estimated to be valued at approximately $796,240, which represents the value of the options he would have received during the contract had he remained employed, and a payment under the remaining long-term incentive plan cycles for the term of his employment agreement (estimated to be valued at approximately $1,006,274).

GTE RETIREMENT PROGRAMS

Pension Plans

The following table illustrates the estimated annual benefits payable under GTE's defined benefit pension plans. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

                               PENSION PLAN TABLE

                                          Years of Service
   Final Average  --------------------------------------------------------------
     Earnings         15         20             25            30           35
----------------- ---------  ----------    -----------   ----------   ----------
$    300,000      $  63,765  $   85,020    $   106,275   $  127,530   $  148,785
     400,000         85,515     114,020        142,525      171,030      199,535
     500,000        107,265     143,020        178,775      214,530      250,285
     600,000        129,015     172,020        215,025      258,030      301,035
     700,000        150,765     201,020        251,275      301,530      351,785
     800,000        172,515     230,020        287,525      345,030      402,535
     900,000        194,265     259,020        323,775      388,530      453,285
   1,000,000        216,015     288,020        360,025      432,030      504,035
   1,200,000        259,515     346,020        432,525      519,030      605,535
   1,500,000        324,765     433,020        541,275      649,530      757,785
   2,000,000        433,515     578,020        722,525      867,030    1,011,535
   2,500,000        542,265     723,020        903,775    1,084,530    1,265,285
   2,750,000        596,640     795,520        994,400    1,193,280    1,392,160
   3,000,000        651,015     868,020      1,085,025    1,302,030    1,519,035
   3,500,000        759,765   1,013,020      1,266,275    1,519,530    1,772,785


All executive officers of GTE are employees of GTE Service Corporation, a wholly-owned subsidiary, which maintains the GTE Service Corporation Plan for Employees' Pensions. The GTE Service Corporation plan is a noncontributory pension plan for the benefit of all employees of GTE Service Corporation and participating affiliates who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits provided by GTE Service Corporation and contributions to the GTE Service Corporation plan are related to basic salary and incentive payments, exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the GTE Service Corporation plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed $33,000, which is the portion of salary subject to the Federal Social Security Act, and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds this level up to the statutory limit on compensation. As of February 29, 2000, the credited years of service under the GTE Service Corporation plan for Messrs. Lee, Foster, Masin, White, Barr and MacDonald are 16, 29, 6, 31, 5 and 16, respectively, which do not reflect the pension credits described under "GTE Employment Agreements."

Under federal law, an employee's benefits under a qualified pension plan, such as the GTE Service Corporation plan, are limited to certain maximum amounts. GTE maintains the Excess Pension Plan, which supplements the benefits of any participant in the GTE Service Corporation plan in an amount by which any participant's benefits under the GTE Service Corporation plan are limited by law. In addition, the Supplemental Executive Retirement Plan provides additional retirement benefits determined in a similar manner as under the GTE Service Corporation plan on compensation accrued under certain management incentive plans as determined by the Executive Compensation and Organizational Structure Committee. The Supplemental Executive Retirement Plan and the GTE Excess Pension Plan benefits are payable in a lump sum or an annuity.

Executive Retired Life Insurance Plan

GTE's Executive Retired Life Insurance Plan provides Messrs. Lee, Foster, Masin, White, Barr and MacDonald a postretirement life insurance benefit of three times final base salary. Upon retirement, the Executive Retired Life Insurance Plan benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or in installment payments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF STOCK BY GTE DIRECTORS, NOMINEES FOR DIRECTORS AND EXECUTIVE
OFFICERS

Voting Stock and Stock-Based Holdings

The table below sets forth (a) the shares of GTE common stock beneficially owned by each director, nominee for director, the chief executive officer and the other five most highly compensated executive officers, and by all directors and executive officers as a group; and (b) the total GTE stock-based holdings of the named individuals and the group. No director, nominee for director or executive officer owns as much as one-fifth of one percent of the total outstanding shares of GTE common stock, and all directors and executive officers as a group own less than one-half of one percent of the total outstanding shares of GTE common stock. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares shown in the table.

The last column of the table combines beneficial ownership of shares of GTE common stock (including shares which may be acquired within 60 days pursuant to the exercise of stock options) with holdings of (i) deferred stock units by non-employee directors (which are payable in cash or shares of GTE common stock, at the election of the director, and are accrued under the Deferred Stock Unit Plan and under the Deferred Compensation Plan) and by executive officers (which are payable in cash pursuant to deferrals under the GTE Executive Salary Deferral Plan, the Executive Incentive Plan and the Long-Term Incentive Plan); and (ii) restricted stock units by executive officers (which are payable in shares of GTE common stock under the Equity Participation Program). This column indicates the alignment of the named individuals and the group with the interests of GTE's shareholders because the value of their total holdings will increase or decrease in line with the price of GTE common stock.

                                                       GTE Shares           GTE Stock-Based
                                                  Beneficially Owned as     Holdings as of
Name of GTE Director                              of February 29, 2000     February 29, 2000
--------------------                              --------------------     -----------------

Edwin L. Artzt                                             2,842                   16,901
James R. Barker                                            4,200                  100,535
Edward H. Budd                                             5,060                   32,118
Robert F. Daniell                                          3,030                   12,768
James L. Ketelsen                                          1,800                   14,891
Charles R. Lee (1)                                     1,773,070                1,884,322
Michael T. Masin (1) (2)                                 645,324                  724,193
Sandra O. Moose                                            1,800                   11,570
Russell E. Palmer                                          2,200                   11,440
John W. Snow                                               2,100                    5,154
Robert D. Storey                                             300                   11,710
                                                       ---------                ---------
                                                       2,441,726                2,825,602
                                                       =========                =========
GTE Executive Officers named in the "Summary
Compensation Table"
--------------------------------------------

Charles R. Lee                                         1,773,070                1,884,322
Kent B. Foster                                         1,243,893                1,243,893
Michael T. Masin (2)                                     645,324                  724,193
Thomas W. White                                          400,722                  400,722
William P. Barr                                          300,843                  316,103
J. Randall MacDonald                                     243,137                  279,424
                                                       ---------                ---------
                                                       4,606,989                4,848,657
                                                       =========                =========

All directors and executive officers as a              5,050,679                5,537,172
group (1)(3)

(1) Includes shares acquired through participation in the GTE Savings Plan. Also included in the number of shares beneficially owned by Messrs. Lee, Foster, Masin, White, Barr, and MacDonald and all directors and executive officers as a group are 1,571,300; 1,156,700; 640,533; 362,801; 291,333;
     236,433; and 4,646,532, respectively, which such persons have the right to acquire within 60 days pursuant to the exercise of stock options.

(2) Mr. Masin participated in the Deferred Compensation Plan for non-employee members of GTE's Board of Directors while he was a non-employee director of GTE. In October 1993, Mr. Masin became an employee of GTE and since that date he has not been eligible to receive or defer additional compensation under the Deferred Compensation Plan or to receive new grants under any plans for non-employee directors of GTE.

(3) Includes shares and stock-based holdings of Messrs. Foster and White, who retired prior to February 29,2000.

CANTV Stock

The following table indicates the number of Class D Common Shares of Compania Anonima Nacional Telefonos de Venezuela ("CANTV") beneficially owned by each GTE director or nominee, the chief executive officer and each of the other five most highly compensated executive officers who beneficially own such shares, and by all directors and executive officers of GTE as a group as of February 29, 2000. A subsidiary of GTE owns approximately 7.9% of the Class D Common Shares of CANTV and the remaining Class D Common Shares of CANTV are owned by the public. GTE also indirectly owns 57.8% of the Class A Common Shares of CANTV through a consortium, and the other consortium partners indirectly own the remaining Class A Common Shares of CANTV. Only directors of GTE who own Class D Common Shares of CANTV are named in the table. Each of these amounts shown in the following table, and all of them in the aggregate, represented less than 1% of the outstanding Class D Common Shares of CANTV as of February 29, 2000. All of the following Class D Common Shares of CANTV are owned in the form of American Depositary Shares, each representing even Class D Common Shares of CANTV.

                                                              CANTV Class D Common
                                                              Shares Beneficially
       Name                                                         Owned
     ---------------                                         -----------------------

     Kent B. Foster                                                   1,000
     Charles R. Lee                                                  11,000
     Michael T. Masin                                                30,450
                                                                     -------
                                                                     42,450
                                                                     =======

     All GTE directors and executive officers as a group             42,450
                                                                     =======


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, GTE paid approximately $1,300,000 to subsidiaries of Citigroup Inc., for commercial banking services and insurance premiums. Mr. Masin, Vice Chairman and President-International and a director of GTE, is a member of the board of directors of Citigroup Inc.

The Boston Consulting Group, Inc. received fees from GTE's subsidiaries of approximately $3,100,000 for consulting services during 1999. Dr. Sandra O. Moose is a director of GTE and a director of The Boston Consulting Group, Inc.

During 1999, GTE's subsidiaries paid approximately $67,200 for various fees to CSX Corporation. Dr. John W. Snow is a director of GTE and the Chairman, President and Chief Executive Officer of CSX Corporation.

GTE's subsidiaries utilized the services of Thompson, Hine & Flory LLP during 1999. Mr. Robert D. Storey is a director of GTE and a partner in that law firm.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements:

          Consolidated Financial Statements - GTE Corporation and Subsidiaries:

          See GTE's consolidated financial statements and report of independent public accountants thereon in the Financial Statements section included elsewhere herein.

     2.   Financial Statement Schedules:

          Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1999-97 (as required):

                  II - Valuation and Qualifying Accounts

          Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     3.   Exhibits:

                  See "Index of Exhibits" included elsewhere herein.


(b)      Reports on Form 8-K

          The Company filed a report on Form 8-K dated November 5, 1999 under
          Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

          The Company filed a report on Form 8-K dated December 27, 1999 under
          Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." The report included audited financial statements for GTE Wireless Incorporated and land-based wireless subsidiaries at and for the years ended December 31, 1996, 1997 and 1998, together with a report from Arthur Andersen LLP, and unaudited financial statements at and for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998.

GTE Corporation and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------------------------------------------
              Column A                Column B                Column C               Column D        Column E
--------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                   --------------------------------
                                     Balance at                      Charged        Deductions
                                     Beginning     Charged to     (Credited) to        from         Balance at
            Description               of Year        Income       Other Accounts    Reserves (a)   Close of Year
---------------------------------    ----------    ---------- --------------------- ------------   -------------
                                                              (Dollars in Millions)
December 31, 1999

   Allowance for uncollectible
     accounts                          $395          $597             $26(b)           $467            $551
                                       ====          ====             ===              ====            ====

   Accrued discontinuance and
     business repositioning costs      $223          $184(c)          $--              $ 54            $353
                                       ====          ====             ===              ====            ====

   Special charge reserve              $113          $263(d)          $--              $367            $  9
                                       ====          ====             ===              ====            ====


December 31, 1998

   Allowance for uncollectible
     accounts                          $333          $470             $82(b)           $490            $395
                                       ====          ====             ===              ====            ====

   Accrued discontinuance and
     business repositioning costs      $239          $ 17             $17(e)           $ 50            $223
                                       ====          ====             ===              ====            ====

   Special charge reserve              $ --          $755(f)          $--              $642            $113
                                       ====          ====             ===              ====            ====

December 31, 1997

   Allowance for uncollectible
     accounts                          $299          $418             $36(b)           $420            $333
                                       ====          ====             ===              ====            ====

   Accrued discontinuance and
     business repositioning costs      $254          $  5             $--              $ 20            $239
                                       ====          ====             ===              ====            ====


NOTES:

(a)  Charges for which reserve was created.

(b)  Recoveries of amounts written off in prior years.

(c)  Primarily reserves established pursuant to the sale of Government Systems.

(d) Represents special charges for employee separation programs and the impairment of assets associated with the exit of certain small, non-core businesses.

(e) Primarily represents a reserve for a retention program established during 1998 related to the proposed merger with Bell Atlantic.

(f) Represents special charges for asset realization, restructuring and workforce reduction and various other charges (including the impact of regulatory rulings).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GTE CORPORATION
                                            ----------------------------------
                                                        (Registrant)

Date  March 29, 2000                      By       /s/ Paul R. Shuell
      ----------------------                ----------------------------------
                                                       Paul R. Shuell
                                                Vice President and Controller
                                            ----------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles R. Lee          Chairman of the Board and            March 29, 2000
-----------------------     Chief Executive Officer
    Charles R. Lee          (Principal Executive Officer)



/s/ Lawrence R. Whitman     Deputy Chief Financial Officer       March 29, 2000
-----------------------
    Lawrence R. Whitman



/s/ Paul R. Shuell           Vice President and Controller       March 29, 2000
-----------------------      (Principal Accounting Officer)
    Paul R. Shuell

/s/ Edwin L. Artzt          Director                              March 29, 2000
----------------------
    Edwin L. Artzt

/s/ James R. Barker         Director                              March 29, 2000
----------------------
    James R. Barker

/s/ Edward H. Budd          Director                              March 29, 2000
----------------------
    Edward H. Budd

/s/ Robert F. Daniell       Director                              March 29, 2000
----------------------
    Robert F. Daniell

/s/ James L. Ketelsen       Director                              March 29, 2000
----------------------
    James L. Ketelsen

/s/ Charles R. Lee          Director                              March 29, 2000
----------------------
    Charles R. Lee

/s/ Michael T. Masin        Director                              March 29, 2000
----------------------
    Michael T. Masin

/s/ Sandra O. Moose         Director                              March 29, 2000
----------------------
    Sandra O. Moose

/s/ Russell E. Palmer       Director                              March 29, 2000
----------------------
    Russell E. Palmer

/s/ John W. Snow            Director                              March 29, 2000
----------------------
    John W. Snow

/s/ Robert D. Storey        Director                              March 29, 2000
----------------------
    Robert D. Storey

                                INDEX OF EXHIBITS

Exhibit
Number                                                  Description
----------  -----------------------------------------------------------------------------------------------------

3.1 (a)       Articles of Incorporation, as restated

3.2 (b)       By-Laws of GTE Corporation

10.1 (c)      Material Contracts - Deferred Compensation Plan for Non-Employee Members of the Board of Directors
              of GTE Corporation

10.2 (d)      Material Contracts - Form of Executive Severance Agreement between GTE Service Corporation and certain key executives

10.3 (e)      Material Contracts - Employment Agreements between GTE Service Corporation and certain key executives

10.4 (f)      Material Contracts - Supplemental Executive Retirement Plan

10.5 (g)      Material Contracts - Long-Term Incentive Plan

10.6 (h)      Material Contracts - Executive Incentive Plan

10.7 (i)      Material Contracts - Executive Retired Life Insurance Plan

10.8 (j)      Material Contracts - Directors' Deferred Stock Unit Plan

10.9 (k)      Material Contracts - Charitable Awards Program

10.10 (l)     Material Contracts - Executive Salary Deferral Plan

10.11 (m)     Material Contracts - Retention Agreement between GTE Service Corporation and Armen Der Marderosian

10.12 (n)     Material Contracts - Form of Retention Agreement between GTE Service Corporation and certain key executives

10.13         Material Contracts - Separation Agreement and General Release between GTE Service Corporation and Kent B. Foster

10.14         Material Contracts - Separation Agreement and General Release between GTE Service Corporation and Armen Der Marderosian

10.15 (o)     Material Contracts - Separation Agreement and General Release between GTE Service Corporation and Thomas W. White

11            Statement re: Calculation of Earnings (Loss) per Common Share

12            Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

21            Significant Subsidiaries of Registrant

23            Consent of Independent Public Accountants

27            Financial Data Schedule


-----------------------

(a) GTE's restated Articles of Incorporation were filed as an exhibit to GTE's 1998 Form 10-K, and are incorporated herein by reference.

(b) GTE's By-Laws were filed as an exhibit to GTE's registration statement on Form S-3 (File No. 33-61661). An amendment to GTE's By-Laws was filed as an exhibit to GTE's 1997 Form 10-K. These documents are incorporated herein by reference.

(c) GTE's Deferred Compensation Plan for Non-Employee Members of the Board of Directors of GTE Corporation was filed as an exhibit to GTE's 1997 Form 10-K. An amendment to this plan was filed as an exhibit to GTE's 1998 Form 10-K. These documents are incorporated herein by reference.

(d) Form of Executive Severance Agreements with certain key executives of GTE were filed as exhibits to GTE's 1998 Form 10-K and GTE's Form 10-Q for the quarter ended September 30, 1998, and are incorporated herein by reference.

(e) Employment Agreements with certain key executives of GTE were filed as exhibits to GTE's 1998 Form 10-K, GTE's Form 10-Q for the quarter ended September 30, 1998 and GTE's 1997 Form 10-K, and are incorporated herein by reference.

(f) GTE's Supplemental Executive Retirement Plan was filed as an exhibit to GTE's 1991 Form 10-K, and is incorporated herein by reference. Amendments were filed with GTE's 1992, 1993 and 1994 Forms 10-K, and are incorporated herein by reference.

(g) GTE's Long-Term Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement. An amendment to this plan was filed as an exhibit to GTE's 1998 Form 10-K. These documents are incorporated herein by reference.

(h) GTE's Executive Incentive Plan was filed as an exhibit to GTE's 1997 Proxy Statement. An amendment to this plan was filed as an exhibit to GTE's 1998 Form 10-K. These documents are incorporated herein by reference.

(i) GTE's Executive Retired Life Insurance Plan was filed as an exhibit to GTE's 1991 Form 10-K, and is incorporated herein by reference. Amendments were filed with GTE's 1992 and 1993 Forms 10-K, and are incorporated herein by reference.

(j) GTE's Directors' Deferred Stock Unit Plan was filed as an exhibit to GTE's 1997 Form 10-K, and is incorporated herein by reference.

(k) GTE's Charitable Awards Program was filed as an exhibit to GTE's 1992 Form 10-K, and is incorporated herein by reference.

(l) GTE's Executive Salary Deferral Plan, as amended, was filed as an exhibit to GTE's 1998 Form 10-K, and is incorporated herein by reference.

(m) Retention Agreement between GTE Service Corporation and Armen Der Marderosian was filed as an exhibit to GTE's 1998 Form 10-K. Portions of this agreement were omitted pursuant to a request for confidential treatment and were filed separately with the Securities and Exchange Commission. The complete agreement is filed with this Form 10-K.

(n) Forms of Retention Agreement between GTE Service Corporation and certain key executives were filed as exhibits to GTE's 1998 Form 10-K, and are incorporated herein by reference. An amendment to the Form of Retention Agreement between GTE Service Corporation and Jan L. Deur is filed with this Form 10-K.

(o) Separation Agreement between GTE Service Corporation and Thomas W. White was filed as an exhibit to GTE's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.