Form 10-Q
period 2000-03-31
GTE CORP
filed 2000-05-12
CIK 40858

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

                 For the quarterly period ended: MARCH 31, 2000

                                       or

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
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

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

                                                 YES        [X]    NO        [ ]

The Company had 962,754,766 shares of $.05 par value common stock outstanding (excluding 39,445,518 treasury shares) at April 30, 2000.



================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        GTE CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                    -------------------------------
                                                     2000                    1999
                                                    -------                 -------
                                           (Dollars in Millions, Except Per-Share Amounts)

REVENUES AND SALES                                  $ 6,100                 $ 5,879

OPERATING COSTS AND EXPENSES
     Cost of services and sales                       2,662                   2,617
     Selling, general and administrative                900                     981
     Depreciation and amortization                      993                     920
     Special items                                      (40)                   (321)
                                                    -------                 -------
        Total operating costs and expenses            4,515                   4,197
                                                    -------                 -------
OPERATING INCOME                                      1,585                   1,682
OTHER (INCOME) EXPENSE
     Interest - net                                     382                     309
     Other - net                                        (89)                    (70)
                                                    -------                 -------
Income before income taxes                            1,292                   1,443
     Income taxes                                       476                     531
                                                    -------                 -------
INCOME BEFORE EXTRAORDINARY CHARGES                     816                     912
     Extraordinary charges                               (9)                    (30)
                                                    -------                 -------
NET INCOME                                              807                     882
     Redemption of subsidiary preferred stock            (8)                     --
                                                    -------                 -------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         $   799                 $   882
                                                    =======                 =======
BASIC EARNINGS (LOSS) PER COMMON SHARE:
     Before extraordinary charges                   $   .84                 $   .94
     Extraordinary charges                             (.01)                   (.03)
                                                    -------                 -------
        NET INCOME                                  $   .83                 $   .91
                                                    =======                 =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Before extraordinary charges                   $   .84                 $   .93
     Extraordinary charges                             (.01)                   (.03)
                                                    -------                 -------
        NET INCOME                                  $   .83                 $   .90
                                                    =======                 =======
AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS)
     Basic                                              962                     969
     Diluted                                            968                     976


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                   March 31,   December 31,
                                                                     2000          1999
                                                                   --------    ------------
                                                                    (Dollars in Millions)
ASSETS
Current Assets
    Cash and cash equivalents                                      $    344      $    936
    Receivables, less allowances of $597 and $551                     4,993         5,058
    Inventories and supplies                                            735           702
    Net assets held for sale                                          1,773         1,802
    Other                                                               923           945
                                                                   --------      --------

       Total current assets                                           8,768         9,443
                                                                   --------      --------


Property, plant and equipment, at cost                               55,120        54,403
Accumulated depreciation                                            (31,734)      (31,170)
                                                                   --------      --------

       Total property, plant and equipment, net                      23,386        23,233
                                                                   --------      --------


Prepaid pension costs                                                 6,719         6,073
Franchises, goodwill and other intangibles, net of accumulated
    amortization of $1,022 and $957                                   6,467         6,492
Investments in unconsolidated companies                               4,062         3,932
Other assets                                                          1,612         1,659
                                                                   --------      --------

Total assets                                                       $ 51,014      $ 50,832
                                                                   ========      ========


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                   March 31,   December 31,
                                                                     2000          1999
                                                                   --------    ------------
                                                                    (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Short-term obligations, including current maturities           $ 10,795      $  9,608
    Accounts payable and accrued expenses                             4,363         4,410
    Taxes payable                                                     1,249         1,372
    Other                                                               927           945
                                                                   --------      --------

       Total current liabilities                                     17,334        16,335
                                                                   --------      --------


Long-term debt                                                       13,643        13,957
Employee benefit plans                                                4,411         4,418
Deferred income taxes                                                 3,678         3,406
Minority interests in equity of subsidiaries                            658         1,266
Other liabilities                                                       591           623
                                                                   --------      --------

       Total liabilities                                             40,315        40,005
                                                                   --------      --------


Shareholders' Equity
    Common stock (1,002,200,284 shares issued)                           50            50
    Additional paid-in capital                                        8,671         8,680
    Retained earnings                                                 5,310         4,953
    Accumulated other comprehensive loss                               (397)         (376)
    Guaranteed ESOP obligations                                        (437)         (453)
    Treasury stock (41,425,534 and 34,791,857 shares, at cost)       (2,498)       (2,027)
                                                                   --------      --------

       Total shareholders' equity                                    10,699        10,827
                                                                   --------      --------

Total liabilities and shareholders' equity                         $ 51,014      $ 50,832
                                                                   ========      ========


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                Three Months Ended
                                                                                   March 31,
                                                                              --------------------
                                                                                2000        1999
                                                                              -------      -------
                                                                              (Dollars in Millions)
OPERATIONS
    Income before extraordinary charges                                       $   816      $   912
    Adjustments to reconcile income before extraordinary
       charges to net cash from operations:
         Depreciation and amortization                                            993          920
         Special items                                                            (40)        (321)
         Employee retirement benefits                                            (664)        (154)
         Deferred income taxes                                                    244          363
         Provision for uncollectible accounts                                     139           98
         Equity in income of unconsolidated companies                            (120)        (105)
         Changes in current assets and current liabilities, excluding the
             effects of acquisitions and dispositions                             (99)         (28)
         Other - net                                                               61         (156)
                                                                              -------      -------

       Net cash from operations                                                 1,330        1,529
                                                                              -------      -------

INVESTING
    Capital expenditures                                                       (1,121)        (935)
    Acquisitions and investments                                                   (5)        (373)
    Other - net                                                                   (42)          44
                                                                              -------      -------

       Net cash used in investing                                              (1,168)      (1,264)
                                                                              -------      -------

FINANCING
    Common stock issued                                                           101          135
    Purchase of treasury stock                                                   (577)          --
    Dividends paid                                                               (455)        (454)
    Long-term debt issued                                                         455          222
    Long-term debt and preferred securities retired                              (780)        (864)
    Increase in short-term obligations, excluding current maturities              538          724
    Other - net                                                                   (36)         (54)
                                                                              -------      -------

       Net cash used in financing                                                (754)        (291)
                                                                              -------      -------

Decrease in cash and cash equivalents                                            (592)         (26)

Cash and cash equivalents:
    Beginning of period                                                           936          467
                                                                              -------      -------

    End of period                                                             $   344      $   441
                                                                              =======      =======


The accompanying notes are an integral part of these statements.

                        GTE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by GTE Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.


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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.


NOTE 3. SPECIAL ITEMS

During the first quarter of 2000, the Company recorded a pretax net gain of $40 million, comprised of the gain on the sale of CyberTrust (a part of GTE's Other National Operations), partially offset by the write-down of certain impaired assets. The after-tax impact of the net gain is $20 million, or $.02 per diluted share.

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

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 4. EXTRAORDINARY CHARGES

During the first quarter of 2000, GTE retired $128 million of debt prior to the stated maturity date, resulting in a one-time, after-tax extraordinary charge of $9 million (net of tax benefits of $6 million), or $.01 per diluted share.

During the first quarter of 1999, GTE repurchased $338 million of high-coupon debt through a public tender offer prior to the stated maturity date, resulting in a one-time, after-tax extraordinary charge of $30 million (net of tax benefits of $16 million), or $.03 per diluted share.


NOTE 5. NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems, GTE Airfone and approximately 1.6 million non-strategic domestic access lines. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion. Given the decision to sell, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $79 million and $82 million for the first quarter of 2000 and 1999, respectively.

In late 1999, GTE sold GTE Government Systems Corporation. Revenues for the three months ended March 31, 1999 from GTE Government Systems were $323 million.

On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. (Oak Hill) to sell GTE Airfone. The agreement was terminated on October 19, 1999 when GTE and Oak Hill were unable to agree on final terms. GTE will continue to pursue the sale of GTE Airfone. Accordingly, GTE Airfone's net assets are classified as "Net assets held for sale" in the condensed consolidated balance sheets at March 31, 2000 and December 31, 1999. Revenues from GTE Airfone were $34 million and $37 million for the quarters ended March 31, 2000 and 1999, respectively.

During 1999, the Company entered definitive agreements to sell all of the domestic switched access lines held for sale. These access lines are located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. All sales are contingent upon final agreements and regulatory approvals, and are expected to close in 2000. The net property, plant and equipment of $1.7 billion related to these access lines is classified as "Net assets held for sale" in the condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999. The Company will continue to operate all of these assets until sold. The 1.6 million access lines represent approximately 8% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 4% to consolidated revenues and approximately 7% of consolidated operating income.

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 6. COMPREHENSIVE INCOME

The components of total comprehensive income are presented in the following table:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                             ------------------
                                                                              2000       1999
                                                                             ------      ------
                                                                            (Dollars in Millions)
Net income                                                                    $ 807      $ 882
Other comprehensive income (loss):
     Foreign currency translation adjustments                                    (3)        (9)
     Unrealized gains (losses) on securities, net of taxes of $2 and $(6)         4        (12)
     Minimum pension liability adjustment, net of taxes of $(12)                (22)        --
                                                                              -----      -----
       Subtotal                                                                 (21)       (21)
                                                                              -----      -----

Total comprehensive income                                                    $ 786      $ 861
                                                                              =====      =====


NOTE 7. SEGMENT REPORTING

GTE has four reportable segments. As described below, three reportable segments are within GTE's National Operations unit and the fourth reportable segment is the International Operations unit. The three major product segments (reportable segments) within National Operations are Network Services, Wireless Products and Services, and Genuity (formerly Internetworking).

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

The following table represents segment income statement results for the three months ended March 31, 2000 and 1999 and balance sheet results as of March 31, 2000 and December 31, 1999:

                                               2000          1999
                                             --------      --------
                                              (Dollars in Millions)
NATIONAL OPERATIONS:
    NETWORK SERVICES (a) (b)
       Revenues and sales
          Local services                     $  1,582      $  1,467
          Network access services               1,336         1,333
          Other                                   844           848
                                             --------      --------

              Total revenues                    3,762         3,648
                 Intersegment revenues           (143)          (76)
                                             --------      --------

                 Total external revenues     $  3,619      $  3,572
                                             ========      ========

       Operating income (c)                  $  1,368      $  1,087
       Special charges (d)                         --           113
       Depreciation and amortization              665           648
       Capital expenditures                       720           656
       Total assets                            25,019        24,949

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                                                     2000        1999
                                                   -------      -------
                                                   (Dollars in Millions)
    WIRELESS PRODUCTS AND SERVICES (a) (e)
       Revenues and sales
          Service revenues                         $   940      $   714
          Equipment sales and other                    149          122
                                                   -------      -------

              Total revenues                       $ 1,089      $   836
                                                   =======      =======

       Operating income (c)                        $   156      $   141
       Special charges (d)                              --           24
       Depreciation and amortization                   166          114
       Capital expenditures                            146           64
       Total assets                                  9,566        9,557

    GENUITY (a)
       Revenues and sales                          $   250      $   163
          Intersegment revenues                        (11)          (4)
                                                   -------      -------

          Total external revenues                  $   239      $   159
                                                   =======      =======

       Operating loss                              $  (197)     $  (127)
       Depreciation and amortization                    51           40
       Capital expenditures                            155           89
       Total assets                                  2,706        2,521

    OTHER NATIONAL OPERATIONS (a) (b) (f)
       Revenues and sales
          GTE Communications                       $   429      $   341
          GTE Technology and Systems                    --          352
          Other, including eliminations                162          159
                                                   -------      -------

              Total revenues                       $   591      $   852
                                                   =======      =======

       Operating loss (g)                          $   (61)     $  (110)
       Special items (d)                               (40)          42
       Depreciation and amortization                    45           56
       Capital expenditures                             49           48
       Total assets                                  3,156        2,827

INTERNATIONAL OPERATIONS:
       Revenues and sales
          Local services                           $    89      $    80
          Toll services                                 74           72
          Wireless services                            147          151
          Directory services and other                 121          101
                                                   -------      -------

              Total revenues                       $   431      $   404
                                                   =======      =======

       Operating income (c)                        $    72      $   586
       Special items (d)                                --         (513)
       Depreciation and amortization                    64           62
       Equity income                                    91           82
       Capital expenditures                             51           62
       Investments in unconsolidated companies       3,574        3,491

                        GTE CORPORATION AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


                                            2000          1999
                                          --------      --------
                                           (Dollars in Millions)
       Revenues by country
          Dominican Republic              $    172      $    148
          Argentina                            118           128
          Canada                                96            84
          Other                                 45            44
                                          --------      --------

              Total revenues              $    431      $    404
                                          ========      ========

       Assets by country
          Venezuela                       $  1,875      $  1,837
          Argentina                          1,604         1,604
          Canada                             1,594         1,560
          Dominican Republic                   991         1,016
          Other                                946           927
                                          --------      --------

              Total assets                $  7,010      $  6,944
                                          ========      ========

CONSOLIDATED REVENUES                     $  6,100      $  5,879
CONSOLIDATED OPERATING INCOME (g) (h)        1,585         1,682
TOTAL SPECIAL ITEMS (d)                        (40)         (321)
CONSOLIDATED ASSETS                         51,014        50,832

(a) For comparative purposes, 1999 results have been restated to reflect changes in the management structure of GTE and changes in reporting (see
     (b) below), consistent with the 2000 presentation.
(b) Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in GTE's operating areas was recognized as revenue in GTE's Network Services segment results. The remaining 40% was recognized as revenue by GTE Directories and included in the Company's Other National Operations results. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. Network Services, in-turn, bills GTE Directories for customer listing information and billing and collection services. There is no impact to GTE's consolidated revenue and net income as a result of this change.
(c)  Includes special items in 1999.
(d)  See Note 3 for a description of special items.
(e) 2000 results include the impact of the acquisition of several wireless properties from Ameritech Corporation in late 1999.
(f)  In late 1999, GTE sold GTE Government Systems Corporation.
(g)  Includes special items in 2000 and 1999.
(h) Consolidated operating income for 2000 includes pension settlement gains recorded at other business units.


NOTE 8. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission. In April 2000, we announced that the combined company will be called Verizon Communications.

                        GTE CORPORATION AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

OVERVIEW

Reported net income for GTE Corporation ("GTE" or "the Company") for the first quarter of 2000 was $807 million, or $.83 per diluted share. For the first quarter of 1999, reported net income was $882 million, or $.90 per diluted share. The Company's reported results were affected by significant items and the sale of the Government Systems business in 1999, which are each described in further detail in the "Consolidated Results" section and in "Segment Results", as they affect reportable segments. Net income for the quarter ended March 31, 2000 includes the effects of a net after-tax gain of $20 million, or $.02 per diluted share, and an after-tax extraordinary charge of $9 million, or $.01 per diluted share. Net income for the first quarter of 1999 includes the effects of a net after-tax gain of $189 million, or $.19 per diluted share, and an after-tax extraordinary charge of $30 million, or $.03 per diluted share.

CONSOLIDATED RESULTS

The table below summarizes reported and selected adjusted key financial results:

                                                      Three Months Ended March 31,
                                                      ----------------------------        Percent
                                                         2000               1999          Change
                                                      ---------          ---------        --------
                                                     (Dollars in Millions, Except Per-Share Amounts)

REPORTED REVENUES                                       $ 6,100          $ 5,879
   Normalization for sale of Government Systems (a)          --             (323)
                                                        -------          -------
ADJUSTED REVENUES                                       $ 6,100          $ 5,556              9.8%
                                                        =======          =======

REPORTED OPERATING INCOME                               $ 1,585          $ 1,682
   Normalization for sale of Government Systems (a)          --              (23)
   Special items                                            (40)            (321)
                                                        -------          -------
ADJUSTED OPERATING INCOME                               $ 1,545          $ 1,338             15.5%
                                                        =======          =======

REPORTED NET INCOME                                     $   807          $   882
   Special items                                            (20)            (189)
   Extraordinary charges                                      9               30
                                                        -------          -------
ADJUSTED NET INCOME                                     $   796          $   723             10.1%
                                                        =======          =======

DILUTED EARNINGS PER SHARE - REPORTED                   $   .83          $   .90
   Special items                                           (.02)            (.19)
   Extraordinary charges                                    .01              .03
                                                        -------          -------
DILUTED EARNINGS PER SHARE - ADJUSTED                   $   .82          $   .74             10.8%
                                                        =======          =======

(a) GTE's Government Systems business was sold in late 1999. Reported results for 1999 include activity associated with this business unit. For comparative purposes, 1999 revenues and operating income have been adjusted to exclude Government Systems. Net income and earnings per share are not affected by these adjustments. For further information, see "Other Factors That May Affect Future Results - Strategic Repositioning - Net Assets Held for Sale."

Adjusted revenues increased $544 million, or 9.8%, in the first quarter of 2000 compared to the first quarter of 1999. This increase was primarily due to additional revenue of $202 million from the acquisition of wireless properties from Ameritech Corporation in the fourth quarter of 1999. In addition, the sale of data products and services, primarily through Genuity (formerly Internetworking) and Network Services, generated increased revenues of approximately $170 million, or 32%.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Adjusted operating income increased $207 million, or 15.5%, from the same quarter last year. Consolidated results for the first quarter of 2000 include $329 million of operating losses related to GTE's continuing investments in Genuity (formerly Internetworking) and GTE Communications Corporation. While the continued investment in these high-growth sectors of the telecommunications industry is essential to achieving GTE's long-term growth objectives, these operating losses have partially offset the strong performance of GTE's traditional core operations. The operating losses from these initiatives were $63 million higher than the first quarter of 1999. Offsetting these losses were growth in revenues and the recognition of a pretax gain of $487 million, associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. In addition, Network Services operating income results for the first quarter of 2000 include $113 million of unfavorable regulatory and one-time adjustments compared to $62 million favorability in the first quarter of 1999, resulting in a $175 million net reduction in operating income. Also, offsetting operating income increases were increased costs at Wireless Products and Services from additional roaming costs of $75 million.

Special Items

During the first quarter of 2000, the Company recorded a pretax net gain of $40 million, comprised of the gain on the sale of CyberTrust (a part of GTE's Other National Operations), partially offset by the write-down of certain impaired assets. The after-tax impact of the net gain is $20 million, or $.02 per diluted share.

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

Extraordinary Charges

During the first quarter of 2000, GTE retired $128 million of debt prior to the stated maturity date, resulting in a one-time, after-tax extraordinary charge of $9 million (net of tax benefits of $6 million), or $.01 per diluted share.

During the first quarter of 1999, GTE repurchased $338 million of high-coupon debt through a public tender offer prior to the stated maturity date, resulting in a one-time, after-tax extraordinary charge of $30 million (net of tax benefits of $16 million), or $.03 per diluted share.


SEGMENT RESULTS

The following discussion covers the separate results of GTE's National and International Operations. As discussed more fully in Note 7 to the consolidated financial statements, GTE has four reportable segments. Three reportable segments are within GTE's National Operations and the fourth reportable segment is GTE's International Operations.

                        GTE CORPORATION AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued

                               NATIONAL OPERATIONS

The results of GTE's National Operations include the results of the Network Services, Wireless Products and Services, and Genuity (formerly Internetworking) reportable segments, representing 61%, 18%, and 4% of consolidated first quarter 2000 revenues, respectively. Smaller business units comprising Other National Operations, representing 10% of first quarter 2000 consolidated revenues, include GTE Communications Corporation, GTE Directories Corporation and GTE Airfone.


NETWORK SERVICES

Network Services provides wireline communication services within its operating areas, including local telephone service, toll calls within franchised areas and access services that enable long-distance carriers to complete calls to or from locations outside of GTE's operating areas. Network Services also provides complex voice and data services to businesses, dial-up Internet access to residential users, billing and collection, operator-assistance and inventory management services to other telecommunications companies.

Revenues and Sales

                               Three Months Ended March 31,
                               ----------------------------        Increase          Percent
                                  2000               1999         (Decrease)          Change
                               -----------         --------       ----------         -------
                                                    (Dollars in Millions)
Local services                   $ 1,582           $ 1,467         $   115               8%
Network access services            1,336             1,333               3              --
Other                                844               848              (4)             --
                                 -------           -------         -------
    Total revenues                 3,762             3,648             114               3%
       Intersegment revenues        (143)              (76)            (67)             --
                                 -------           -------         -------

       Total external revenues   $ 3,619           $ 3,572         $    47               1%
                                 =======           =======         =======

Local services

The increase in local services revenues for the first quarter of 2000 compared to the same period in 1999 was primarily generated by an increase in switched access lines in service of 4.1%. Access line growth reflects higher demand by Internet Service Providers (ISPs) and additional residential lines, including second lines. Revenue growth was also attributable to increased revenues from consumer value-added services of $18 million in the first quarter of 2000 compared to the same period of 1999. Further impacting local revenue growth was the favorable impact of rate rebalancing in Texas. Although revenue neutral, this legislation permitted increases to local rates with corresponding reductions in intrastate access and toll rates, thereby allowing the Company to be more competitive.

Network access services

The increase in network access services revenues for the first quarter of 2000 compared to the same period in 1999 was the result of higher customer demand, reflected by growth in access minutes of use of 4.8%, driven in part by higher network usage by alternative providers of intraLATA toll services. Special access revenues increased, fueled by a 37% growth in special access lines, driven by growing demand for increased bandwidth by high-capacity users. These increases were partially offset by the above-mentioned Texas rate rebalancing legislation.

Other

Other service revenues decreased in the first quarter of 2000 compared to the same period in 1999 due to lower toll revenue of $25 million, resulting from continued competition from alternative providers of intraLATA toll services, and lower revenues from public telephones of $8 million, due to decreased volumes associated with product

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


substitution. These decreases are partially offset by increased revenues from inventory management and purchasing services of $37 million.

Intersegment revenues

Intersegment revenues at Network Services primarily represents telecommunications services provided at market rates to GTE Communications, which provides long-distance service and markets bundled telecommunications services, and network access services provided to affiliates.

Operating Costs and Expenses

                                          Three Months Ended March 31,
                                          ----------------------------     Increase         Percent
                                              2000           1999         (Decrease)         Change
                                           ----------     ----------      ----------        -------
                                                             (Dollars in Millions)
Cost of services and sales                 $    1,231     $    1,276     $      (45)             (4)%
Selling, general and administrative               498            524            (26)             (5)%
Depreciation and amortization                     665            648             17               3%
Special charges                                    --            113           (113)             --
                                           ----------     ----------      ----------

    Total operating costs and expenses     $    2,394     $    2,561     $     (167)             (7)%
                                           ==========     ==========      ==========


Operating costs and expenses, excluding special charges, decreased $54 million, or 2% in the first quarter of 2000 compared to the same quarter of 1999. In general, the favorable settlement of pension obligations was offset by higher costs associated with customer and access line growth, increased telecommunications equipment sales volumes and sales growth and support costs for new initiatives, such as digital subscriber lines (DSL). The lump-sum settlement of pension obligations for certain eligible active and former employees resulted in the recognition of $254 million in pension settlement gains in the first quarter of 2000. Partially offsetting this decrease were higher costs due to growth in access lines and the implementation of DSL. Also, expenses increased $34 million from the growth of inventory management and purchasing services to third party customer accounts. In addition, expenses increased $26 million associated with reciprocal compensation paid to competitive local exchange carriers (CLECs) that terminate traffic on behalf of ISPs. Favorable 1999 adjustments to certain employee benefits and other liabilities reduced expenses by $43 million in the first quarter of 1999, further offsetting the increase in the first quarter of 2000. An additional increase in expenses of $17 million resulted from higher demand for nonregulated telecommunications services and equipment.

The increase in depreciation and amortization expense in the first quarter of 2000 compared to the same period in 1999 is due to the continuing investment in the network necessary to support the access line growth from higher demand by ISPs and additional customer lines.

For a description of the special charges, see "Consolidated Results - Special Items."


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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Revenues and Sales

                             Three Months Ended March 31,
                             ----------------------------                      Percent
                                 2000           1999         Increase          Change
                              ----------     ----------     ----------         -------
                                               (Dollars in Millions)
Service revenues              $      940     $      714     $      226             32%
Equipment sales and other            149            122             27             22%
                              ----------     ----------     ----------

    Total revenues            $    1,089     $      836     $      253             30%
                              ==========     ==========     ==========

The increase in total revenues for the first quarter of 2000 resulted primarily from the acquisition of wireless properties from Ameritech in the fourth quarter of 1999. These newly acquired wireless properties generated $202 million of the revenue increase. In addition, the increase is attributable to growth in wireless subscribers of 16% (excluding the newly acquired subscribers), due to the success of the GTE CHOICE(SM) pricing plans, other value-based products and services and prepaid programs. These increases are partially offset by lower average revenue per user, which resulted from more competitive pricing plans in the current year. At March 31, 2000, wireless voice customers totaled approximately 7.4 million.

Operating Costs and Expenses

                                          Three Months Ended March 31,
                                          ---------------------------      Increase           Percent
                                              2000           1999         (Decrease)          Change
                                           ----------     ----------      ----------          -------
                                                            (Dollars in Millions)
Cost of services and sales                 $      523     $      351     $      172              49%
Selling, general and administrative               244            206             38              18%
Depreciation and amortization                     166            114             52              46%
Special charges                                    --             24            (24)             --
                                           ----------     ----------      ----------

    Total operating costs and expenses     $      933     $      695     $      238              34%
                                           ==========     ==========      ==========

Operating costs and expenses, excluding special charges, increased $262 million, or 39%, in the first quarter of 2000 compared to the same period in 1999, primarily due to expenses of $185 million associated with the newly acquired wireless properties. Excluding the expenses from these new properties and special charges, expenses increased $77 million, or 11%, from the first quarter of 1999. This increase resulted from additional roaming costs of $75 million, driven by higher customer roaming volume associated with the expanded coverage of the GTE CHOICE pricing plans, and customer acquisition, retention and equipment costs of $39 million, partially offset by lower network maintenance and systems expenditures of $18 million.

For a description of the special charges, see "Consolidated Results - Special Items."


GENUITY (formerly Internetworking)

On April 7, 2000, Genuity Inc., formerly known as GTE Internetworking, filed a registration statement with the Securities and Exchange Commission (SEC). For additional information, see "Other Factors That May Affect Future Results -- Recent Developments."

Genuity offers a wide range of advanced data and Internet-related services, including dedicated and dial-up access to the Internet, managed network security, Web hosting, application development and systems integration services. Genuity also includes the investment in GTE's nationwide fiber-optic network, which became fully operational in December 1999. Recent investments in undersea cable have now expanded the reach of the nationwide network into Europe, Asia and Latin America.

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

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Revenues and Sales

                               Three Months Ended March 31,
                               ----------------------------      Increase           Percent
                                   2000            1999         (Decrease)          Change
                                ----------      ----------      ----------          -------
                                                   (Dollars in Millions)
Revenues and sales              $      250      $      163      $       87              53%
    Intersegment revenues              (11)             (4)             (7)             --
                                ----------      ----------      ----------

    Total external revenues     $      239      $      159      $       80              50%
                                ==========      ==========      ==========

Genuity's data revenues for the first quarter of 2000 increased over the first quarter of 1999 due to customer and revenue growth from business services such as managed connectivity, Web hosting, virtual private networks and e-commerce solutions. The increase also reflects growth in the online service provider business, primarily resulting from an expanded relationship with America Online
(AOL), for which GTE provides national network deployment services in support of AOL's dial-up network in the United States.

Intersegment revenues reflect affiliate activity between Genuity and other entities within National Operations.

Operating Costs and Expenses

                                          Three Months Ended March 31,
                                          ---------------------------                        Percent
                                              2000           1999         Increase           Change
                                           ----------     ----------     ----------          -------
                                                            (Dollars in Millions)
Cost of services and sales                 $      288     $      176     $      112             64%
Selling, general and administrative               108             74             34             46%
Depreciation and amortization                      51             40             11             28%
                                           ----------     ----------     ----------

    Total operating costs and expenses     $      447     $      290     $      157             54%
                                           ==========     ==========     ==========

The increase in cost of services and sales for the first quarter of 2000 compared with the same period in 1999 reflects growth in the cost of the network infrastructure to support a growing customer base and new service offerings, as well as the continued expansion of dial-up networks operated for AOL. Selling, general and administrative costs increased in the first quarter of 2000 compared with the first quarter of 1999 due to increased selling expenses associated with customer growth and an increased sales force. Depreciation and amortization expenses increased for the first quarter of 2000 compared with the same period in 1999 primarily due to the continued investment in building the network infrastructure and supporting growth in Genuity's Internet offerings.


OTHER NATIONAL OPERATIONS

GTE's Other National Operations include: GTE Communications Corporation (GTECC), GTE Technology and Systems, GTE Directories Corporation and GTE Airfone. Eliminations for intersegment activity occurring within National Operations are also included in Other National Operations.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Revenues and Sales

                                 Three Months Ended March 31,
                                 ---------------------------      Increase          Percent
                                     2000           1999         (Decrease)         Change
                                  ----------     ----------      ----------         -------
                                                    (Dollars in Millions)
Communications                    $      429     $      341     $       88              26%
Technology and Systems                    --            352           (352)             --
Other, including eliminations            162            159              3               2%
                                  ----------     ----------      ----------

    Total revenues                $      591     $      852     $     (261)            (31)%
                                  ==========     ==========      ==========


Operating Costs and Expenses

                                          Three Months Ended March 31,
                                          ---------------------------                          Percent
                                              2000           1999          Decrease            Change
                                           ----------     ----------      ----------           -------
                                                            (Dollars in Millions)
Cost of services and sales                 $      457      $      667     $     (210)            (31)%
Selling, general and administrative               190             197             (7)             (4)%
Depreciation and amortization                      45              56            (11)            (20)%
Special items                                     (40)             42            (82)             --
                                           ----------     ----------      ----------

    Total operating costs and expenses     $      652      $      962     $     (310)            (32)%
                                           ==========     ==========      ==========

GTECC includes GTE's national sales and marketing organization, which enables GTE to offer a complete bundle of telecommunications services and expand beyond its traditional operating boundaries. GTECC also includes GTE Long Distance, which provides long-distance services to customers in most of the United States, and GTE Video Services, which provides video services to residential and business customers in California, Florida and Hawaii.

The increase in GTECC's revenues for the first quarter of 2000 is attributable in part to increased revenues from long-distance operations and bundled local, long-distance, wireless, paging and Internet services. The growth in long-distance revenues in the first quarter of 2000 is due to a 23% increase in the number of customers since March 31, 1999 to approximately 3.5 million customers. At March 31, 2000, there were approximately 365,000 customers of bundled services, an increase of 238% since March 31, 1999.

GTE Technology and Systems was primarily composed of GTE Government Systems. The Company sold substantially all of its Government Systems business to General Dynamics on September 1, 1999. The remaining major division was sold to DynCorp on December 10, 1999. Therefore, results for the first quarter of 2000 do not include GTE Government Systems.

Included in other revenues is GTE Directories Corporation, which publishes telephone directories and develops and markets online advertising and information services; and GTE Airfone, a provider of airborne communications services, which the Company intends to sell (see "Strategic Repositioning - Net Assets Held for Sale" for additional information). GTE Directories' revenues are slightly higher in the first quarter of 2000 due to growth in revenues from SuperPages.com(R), the Company's Internet directory service.

Total operating costs and expenses, excluding special charges, were approximately $300 million lower in the first quarter of 2000 compared to the first quarter of 1999 due to the sale of Government Systems in late 1999. This decrease was partially offset by higher costs in the first quarter of 2000 associated with customer growth at GTECC.

For a description of the special charges, see "Consolidated Results - Special Items."

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


                            INTERNATIONAL OPERATIONS

GTE's International Operations, which represent 7% of consolidated revenues, provide telecommunications services in Argentina, the Dominican Republic, the Northern Mariana Islands and part of the province of Quebec, Canada and operate directory-advertising companies in Canada, Europe, Puerto Rico and Central America through consolidated subsidiaries. GTE also participates in ventures/consortia that are accounted for on the equity basis. These investments include full-service telecommunications companies in Canada, Venezuela and Puerto Rico, as well as a digital-cellular network in Taiwan.

Revenues and Sales

                                Three Months Ended March 31,
                                ---------------------------      Increase           Percent
                                    2000           1999         (Decrease)          Change
                                 ----------     ----------      ----------          -------
                                                   (Dollars in Millions)
Local services                   $       89     $       80     $        9              11%
Toll services                            74             72              2               3%
Wireless services                       147            151             (4)             (3)%
Directory services and other            121            101             20              20%
                                 ----------     ----------      ----------

    Total revenues and sales     $      431     $      404     $       27               7%
                                 ==========     ==========      ==========

Local services

Local rate increases in the Dominican Republic, combined with increased access lines in service, contributed to the increase in the first quarter of 2000 compared with the same period in 1999.

Toll services

The increase is attributable to higher toll volumes and a change in the method of reporting toll settlements at operations in the Dominican Republic (CODETEL). In the second half of 1999, CODETEL began reporting toll settlements on a gross revenue and expense basis (see "Operating Costs and Expenses" below). The increase was partially offset by rate reductions stemming from rebalancing programs and competitive pressures.

Wireless services

Wireless subscribers increased 37% compared to the first quarter of 1999. A decline in the average revenue per customer, due to the migration of Latin American subscribers to prepaid cellular service, more than offset the revenue benefit resulting from an increased customer base.

Directory services and other

The increase in directory services and other revenues is primarily attributable to brand and technology fees paid to the Company by certain of its international affiliates. New services revenues generated by QuebecTel also contributed to the increase.

Operating Costs and Expenses

                                          Three Months Ended March 31,
                                          ---------------------------                          Percent
                                              2000            1999         Increase            Change
                                           ----------      ----------     ----------           -------
                                                             (Dollars in Millions)
Cost of services and sales                 $      168     $      154      $       14              9%
Selling, general and administrative               127            115              12             10%
Depreciation and amortization                      64             62               2              3%
Special item                                       --           (513)            513             --
                                           ----------      ----------     ----------

    Total operating costs and expenses     $      359     $     (182)     $      541             --
                                           ==========      ==========     ==========

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Higher network and customer support costs related to customer growth, combined with increased equipment costs associated with cellular customer additions, contributed to the increase in cost of services and sales. A change in the reporting of toll settlements at CODETEL also contributed to the increase in cost of services and sales (see "Toll services" above). The increase in selling, general and administrative expenses is primarily due to QuebecTel's new business initiatives. Investments in CODETEL's wireless networks contributed to the increase in depreciation and amortization.

For a description of the special item, see "Consolidated Results - Special
Items."

Equity Income

Three Months Ended March 31,
----------------------------                Percent
    2000         1999         Increase      Change
  --------     --------       --------     --------
                (Dollars in Millions)
  $     91     $     82       $      9           11%

Equity earnings increased $9 million, or 11%, for the first quarter of 2000 compared to the same period in 1999. In March 1999, GTE completed its 40% investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI). In addition, strong results at Taiwan Cellular Corporation contributed to the increase in equity income.


CONSOLIDATED FINANCIAL CONDITION

                               Three Months Ended March 31,
                               ---------------------------
                                  2000             1999
                               ----------      -----------
                                 (Dollars in Millions)
Cash flows from (used in):
    Operations                 $    1,330      $    1,529
    Investing                      (1,168)         (1,264)
    Financing                        (754)           (291)


OPERATIONS

The decrease in cash from operations primarily reflects higher cash expenses, partially offset by additional cash from increased revenues.

INVESTING

Capital expenditures totaled $1.1 billion in the first quarter of 2000, a 20% increase from the $935 million spent in the first quarter of 1999. The majority of the 2000 new investments were made to acquire facilities and develop and install applications necessary to support the growth in demand for GTE's core services, facilitate the introduction of new products and services, and increase operating efficiency and productivity. In April 2000, the Company announced a significantly increased capital expenditure plan that will enable Genuity to accelerate the build-out of its network infrastructure. Under the new plan, GTE's capital expenditures for 2000 are expected to be $6.8 billion, a $1.0 billion increase from previous estimates. Cash used for acquisitions and investments was $5 million in the first quarter of 2000 compared to $373 million in the first quarter of 1999, which included GTE's purchase in March 1999 of approximately 40% of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) for approximately $360 million.

In 1998, GTE committed to a plan to sell GTE Government Systems, GTE Airfone and approximately 1.6 million non-strategic domestic access lines. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion. In late 1999, the Company sold its GTE Government Systems business for $1.2 billion. During 1999, the Company reached agreements to sell approximately 1.6 million domestic access lines and expects to close all of these sales in 2000.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


FINANCING

Cash used in financing activities totaled $754 million during the first quarter of 2000 compared with $291 million for the same period in 1999. The Company retired $780 million of long-term debt and preferred securities in the first quarter of 2000 compared with retirements of $864 million in the first quarter of 1999. The net change in short-term debt provided cash of $538 million in the first quarter of 2000 compared with $724 million in the first quarter of 1999. The Company issued $455 million of long-term debt in the first quarter of 2000 compared with $222 million in the first quarter of 1999.

In August 1999, GTE initiated a share repurchase program to offset shares issued under the Company's employee-benefit and dividend-reinvestment programs. Under the program, the Company repurchased approximately 17.7 million shares of its common stock valued at $1.3 billion in the second half of 1999, and completed the program with the purchase of an additional 8.4 million shares valued at $577 million in the first quarter of 2000.

During the first quarter of 2000, GTE maintained $6.0 billion in committed credit facilities which are used primarily to back up commercial paper borrowings. These facilities include a five-year syndicated line of $2.5 billion for GTE and a 364-day syndicated line of $1.5 billion for certain domestic telephone operating subsidiaries. Under current terms and conditions, the $2.5 billion line will mature in June 2002 and the $1.5 billion line will mature in June 2000. Fifty-four banks representing 12 countries participate in these syndicated facilities. In addition to the syndicated facilities, GTE also maintains $2.0 billion of committed bilateral credit lines. The bilateral lines, which are shared by GTE and certain domestic telephone operating subsidiaries, are aligned with the maturity date of the existing 364-day line. Several domestic telephone operating subsidiaries have shelf registration statements filed with the Securities and Exchange Commission that total $1.6 billion as of March 31, 2000.

The Company believes that its present investment grade credit rating and those of its subsidiaries provide ready access to the capital markets at reasonable rates and provide the Company with the financial flexibility necessary to pursue growth opportunities as they arise. At March 31, 2000, the Company had $6.0 billion of unused bank lines of credit available to back up commercial paper borrowings and for working capital requirements.


OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

REGULATORY AND COMPETITIVE TRENDS

During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. To date, GTE has signed over 1,300 interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNES), resell retail services and interconnect facilities-based networks.

Concurrent with competitors' entry into GTE markets, the Company has continued its own expansion into local, long-distance, Internet-access and wireless services both within and outside its traditional operating areas. GTE now provides long-distance service to approximately 3.5 million customers.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

     Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.

     International

Throughout the Latin American region, telecommunication carriers are facing further market liberalization and new challenges and opportunities in 2000. The Venezuelan government has delayed consideration of a new telecommunications law, which will further open its market, due to the upcoming presidential election in May 2000. In addition, Compania Anonima Nacional Telefonos de Venezuela (CANTV), an affiliate of GTE, launched broadband access services and announced plans in February 2000 to invest an additional $45 million to expand its offering during 2000.

GTE's wireless affiliate in Argentina, CTI Integrales, began offering nationwide long-distance service in March 2000. GTE PCS, S.A., one of GTE's Argentine subsidiaries, will launch wireless service in the metropolitan Buenos Aires region in the second quarter of 2000.

Due to increased competition in the telecommunications industry in Canada, TELUS announced its intention to acquire 70% of the QuebecTel Group (QuebecTel). GTE currently owns approximately 27% of TELUS and 51% of QuebecTel. TELUS intends to acquire 49% of QuebecTel from its public minority shareholders and 21% from GTE. Following the transaction TELUS and GTE will own 70% and 30% of QuebecTel, respectively. Due to GTE's current majority ownership, QuebecTel is considered a foreign-owned entity under Canadian law and restricted from out-of-franchise expansion. This acquisition releases QuebecTel from the out-of-franchise restrictions and supports TELUS' national expansion strategy in Canada.


STRATEGIC REPOSITIONING - NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a repositioning plan that resulted in a decision to sell GTE Government Systems, GTE Airfone and approximately 1.6 million non-strategic domestic access lines. When completed, all of these transactions are expected to generate after-tax proceeds aggregating in excess of $4 billion, which GTE plans to reinvest in other growth initiatives. Given the decision to sell, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $79 million and $82 million for the first quarter of 2000 and 1999, respectively.

In late 1999, GTE sold GTE Government Systems Corporation. Revenues for the three months ended March 31, 1999 from GTE Government Systems were $323 million.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


On June 24, 1999, GTE entered into an agreement with Oak Hill Capital Partners, L.P. (Oak Hill) to sell GTE Airfone. The agreement was terminated on October 19, 1999 when GTE and Oak Hill were unable to agree on final terms. GTE will continue to pursue the sale of GTE Airfone. Accordingly, GTE Airfone's net assets are classified as "Net assets held for sale" in the condensed consolidated balance sheets at March 31, 2000 and December 31, 1999. Revenues from GTE Airfone were $34 million and $37 million for the quarters ended March 31, 2000 and 1999, respectively.

During 1999, the Company entered definitive agreements to sell all of the domestic switched access lines held for sale. These access lines are located in Alaska, Arizona, Arkansas, California, Illinois, Iowa, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas and Wisconsin. All sales are contingent upon final agreements and regulatory approvals, and are expected to close in 2000. The net property, plant and equipment of $1.7 billion related to these access lines is classified as "Net assets held for sale" in the condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999. The Company will continue to operate all of these assets until sold. The 1.6 million access lines represent approximately 8% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 4% to consolidated revenues and approximately 7% of consolidated operating income. Management believes that future net income and EPS will not be affected as the proceeds from these sales will be reinvested in other growth initiatives.


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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.


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

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the FCC. Both companies are working diligently to complete the merger and are targeting completion of the merger in the

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


second quarter of 2000. In April 2000, we announced that the combined company will be called Verizon Communications.

Future operating revenues, expenses and net income of the combined company may not follow the same historical trends, or reflect the same dependence on economic and competitive factors, as presented above in the discussion of GTE's own historical results of operations and financial condition. You should refer to our Current Report on Form 8-K dated May 11, 2000, for unaudited pro forma financial information for the period ended December 31, 1999.

Further information about the proposed merger is provided in the discussion of "Recent Developments" below.


RECENT DEVELOPMENTS

On April 10, 2000, GTE filed a Current Report on Form 8-K with the SEC announcing that GTE's Board of Directors approved an increased capital expenditure plan that will enable Genuity, formerly GTE Internetworking, to accelerate the build-out of its network infrastructure. The build-out will require capital expenditures of $1.8 billion to $2 billion in 2000, and $11 billion to $13 billion over five years. In addition, the Form 8-K also announced that Genuity filed a registration statement on April 7, 2000 (that is not yet effective) with the SEC for the initial public offering of the company's shares. Proceeds will be used to offset a portion of these capital expenditures. The transition of Genuity to a public company is part of a comprehensive proposal filed with the FCC on January 27, 2000 (in order to complete the GTE/Bell Atlantic merger), to resolve the issues associated with the long-distance and Internet-related service offerings that GTE provides to consumers and businesses. Since GTE took this action prior to the merger with Bell Atlantic, the Company also provided guidance for GTE on a standalone basis. Assuming a public offering of Genuity, the impact to GTE of the increase in capital spending, as well as additional costs for customer acquisition will be as follows:

o For the year 2000, GTE's revenue growth is expected to be in the high single digits, consistent with prior guidance.

o Earnings per share growth for the full year on a standalone basis is expected to be in the high single digits.

o Earnings per share growth in 2001 and 2002 is expected to be in the 10 percent range and will accelerate to at least the mid-teens thereafter.

On April 3, 2000, Bell Atlantic and Vodafone AirTouch plc combined in a joint venture their U.S. cellular, paging and PCS businesses and formed a new nationwide company, Verizon Wireless, that will offer wireless products and services coast-to-coast. Upon completion of the GTE-Bell Atlantic merger, GTE's domestic wireless assets will be combined with Verizon Wireless.

On March 31, 2000, TELUS announced a plan to acquire 70% of QuebecTel. GTE currently owns approximately 27% of TELUS and 51% of QuebecTel. Under the proposed transaction, TELUS would acquire 49% of QuebecTel from the public minority shareholders and 21% from GTE. Following the transaction TELUS and GTE will own 70% and 30% of QuebecTel, respectively. For further information, see "Regulatory and Competitive Trends - International."

In November 1999, the Company announced that it had agreed to form a company with Crown Castle International Corporation (CCIC) to own, operate and lease space on the Company's existing network of towers. The newly created entity will be controlled by CCIC, and up to 25% of the entity will be owned by the Company. The Company will contribute real estate and integral equipment, including approximately 2,300 cellular towers to the entity, valued at approximately $900 million, and will lease back these cell sites by paying a monthly lease fee of approximately $1,400 per cell site to the entity. The first phase closed on January 31, 2000, in which the Company contributed 637 cellular towers in exchange for approximately $198 million in cash and $51 million in equity. The Company contributed 1,607 towers in exchange for $480 million in cash and $147 million in equity in the second phase, which closed effective April 1, 2000. The Company will continue to own other cell site equipment, including switching equipment, antennas and other electronic components.

                        GTE CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


OTHER MATTERS

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in GTE's operating areas was recognized as revenue in GTE's Network Services segment results. The remaining 40% was recognized as revenue by GTE Directories and included in the Company's Other National Operations results. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. Network Services, in-turn, bills GTE Directories for customer listing information and billing and collection services. This change has no impact on GTE's consolidated results of operations. For segment reporting purposes, 1999 results for Network Services and GTE Directories (part of "Other National Operations") in this Management's Discussion and Analysis and in Note 7 to the condensed consolidated financial statements have been restated to conform to the 2000 presentation.


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

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: 1) materially adverse changes in economic conditions in the markets served by the Company or by companies in which GTE has substantial investments; 2) material changes in available technology; 3) the final outcome of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; 4) the extent, timing, success and overall effects of competition from others in the local telephone and toll service markets; 5) the success of our efforts to expand service capability in the data communication, long-distance and enhanced services segments of the telecommunications marketplace and to provide a bundle of products and services both in and outside of its traditional service territories; 6) the timing of, and regulatory or other conditions associated with, the completion of our merger with Bell Atlantic and our ability to combine operations and obtain revenue enhancements and cost savings following the merger; and 7) the ability of Verizon Wireless to combine operations and obtain revenue enhancements and cost savings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in GTE's market risks since December 31, 1999.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-K.

               10 Material Contracts - Letter Agreement between GTE Service Corporation and James Attwood

               11   Statement re: Calculation of Earnings per Common Share

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27   Financial Data Schedule

     (b) The Company filed a report on Form 8-K dated April 10, 2000 under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

          The Company filed a report on Form 8-K dated May 11, 2000 under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      GTE Corporation
                                             -----------------------------------
                                                       (Registrant)


Date:          May 12, 2000                         /s/ Paul R. Shuell
       -------------------------             -----------------------------------
                                                       Paul R. Shuell
                                               Vice President and Controller



Date:          May 12, 2000                         /s/ Marianne Drost
       -------------------------             -----------------------------------
                                                       Marianne Drost
                                                         Secretary

                                  EXHIBIT INDEX


     Exhibit
     Number                                                     Description
     -------                                                    -----------
        10                 Material Contracts - Letter Agreement between GTE Service Corporation and James Attwood

        11                 Statement re:  Calculation of Earnings per Common Share

        12                 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule